Form 10-Q
period 2009-06-30
KOKO LTD
filed 2009-08-12
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   333-157878

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6411 So. Auer Street
Spokane, Washington 99223
 (Address of principal executive offices, including zip code.)

(509) 991-5761
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   7,170,000 as of August 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$32,596	$84,340
Total Assets	$32,596	$84,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	-	10,560
Advances from shareholder	$7,200	$11,500
Total Current Liabilities	$7,200	$22,060

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares
authorized, 7,170,000 shares issued and outstanding	72	72
Additional paid-in capital	106,028	106,028
Deficit accumulated during the development stage	(80,704)	(43,820)

Total Stockholders’ Equity	25,396	62,280

Total Liabilities and Stockholders' Equity	$32,596	$84,340

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(June 19, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
OPERATING EXPENSES:
Legal fees	$889	$2,450	$7,169	$2,450	$31,619
Accounting fees	2,205	2,521	9,106	1,475	17,688
Office expense	387	-	510	416	1,618
License and fees	348	-	348	2,755	4,073
Professional fees	11,181	-	19,751	600	25,706
Total operating expenses	15,010	4,971	36,884	7,696	80,704

Net Loss	$(15,010)	$(4,971)	$(36,884)	$(7,696)	$(80,704)

Weighted average number of common shares
outstanding	7,170,000	6,250,000	7,170,000	6,250,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Six Months Ended		Through
	June 30, 2008		June 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(36,884)	$(7,696)	$(80,704)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	10,000
Changes in assets and liabilities:
Accounts payable	(10,560)	(1,250)	-

Total Cash Used in
Operating Activities	(47,444)	(8,946)	(70,704)

Cash Flows From Financing Activities
Net Advances from shareholders	(4,300)	9,200	7,200
Issuance of common stock to founder	-	-	1,300
Issuance of common stock to investors	-	-	94,800
Total Cash Provided by (Used in)
Financing Activities	(4,300)	9,200	103,300

Net Increase (Decrease) in Cash	(51,744)	254	32,596

Cash at Beginning of Period	84,340	2,530	-

Cash at End of Period	$32,596	$2,784	$32,596

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
 (A Development Stage Company)
Notes to the Financial Statements
July 30, 2009
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements of KOKO, LTD. (KOKO, “The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2008, included in The Company’s Form S-1/A-3.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2009.

NOTE 2 – GOING CONCERN

During the six months ended June 30, 2009, KOKO incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if KOKO is unable to continue as a going concern.

Concerning Koko’s present financial situation, management’s plan is to complete the prototype of its steak timer and presale it before commencing the manufacturing of the final product. If it becomes necessary to raise additional sums of money to complete the manufacturing process, these funds will be raised through presale orders.

Management believes that it has enough cash on hand to finish its prototype and seek a pre sale order while continuing operations for the next fiscal year. Additional funding will be required in order to make a full production run of the steak timer units. The amount of such funding will depend upon the quantity of units ordered. It is now estimated that our unit cost for the timer is a little over $8.00 a unit. It remains to be determined if Koko will raise this money or if another third party will provide funding and share in future profits. The Company will not be able to make this determination until it has a working prototype in hand which will facilitate the presentation to interested parties.

NOTE 3 - RELATED PARTY TRANSACTIONS

The shareholders advance KOKO monies for expenses from time to time. These amounts are unsecured and bear no interest and totaled $11,500 as of December 31, 2008. During the quarter ended June 30, 2009, KOKO paid $4,300 bringing the advances from shareholders balance to $7,200 as of June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin operations.  There is no assurance we will ever reach this point.

 We are not going to buy or sell any plant or significant equipment during the next twelve months.  We believe we can satisfy our cash requirements during the next 12 months.  We do not expect to purchase or sell plant or significant equipment.  Further we do not expect significant changes in the number of employees.

Results of Operations

On December 30, 2008, we completed our private placement and sold 920,000 shares of common stock to 37 individuals and raised $92,000.

During the three months ended June 30, 2009, the company had no revenues and incurred operating expenses of $15,010, which were primarily comprised of legal and accounting fees. During the comparable three month period ended June 30, 2008, the Company also had no revenues and incurred operating expenses of $4,971, which were primarily comprised of legal, accounting and licensing fees.

Plan of Operations

Our specific goal is to begin developmental components of our business plan including developing our website, manufacturing our steak timer and selling the steak timer. We intend to accomplish the foregoing through the following milestones:

1.
After the preliminary patent search was done by Bergman & Jeckle in Spokane, Washington, management decided to file a patent on our process.  It is estimated it will take between 4 to 6 months to file it.  This should be completed by August 2009.

2.
Complete the software programming to run the computer chip of the steak timer.  Infinetix in Spokane, Washington completed the software program late in 2008.  Design the electrical circuit board for the patent and prototype.  Infinetix completed this drawing in January 2009.  This drawing will also be used by our patent attorney for our patent application.  Get an LCD screen size bid for the steak timer.  Management expects to have this done by March 2009.  Infinetix has put this bid out to its subcontractor manufacturers in China.  Supply the necessary artwork to burn into the LCD screen.  Completion date is by June 2009.  Build a working prototype of the steak timer.  JB Engineering, in Spokane, Washington, our consultant design engineer, will supply the final PCB envelope design that details all mechanical part locations.  Completion date is estimated by October 2009.  Finalize any changes in the design of the steak timer and pre sale it.  Completion date is estimated by February 2010.  Manufacture the steak timer.  Estimation completion date is June 2010.

3.
Our marketing program will include our website promotion and personal selling. Our president, Gregory Ruff, will do personal selling initially. He will be responsible for all phases of our operations.  We have budgeted between $500 and $5,000 for marketing.  Marketing will commence as soon as our prototype is completed.

4.	Within 6 months from the initiation of our marketing program, we believe that we will begin generating fees from the sale of our steak timer.

           In summary, we should be generating fees from the sale of our steak timer within 15 months from the date of this prospectus.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to be able to attract customers and generate revenues.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of the date of this report, we have not generated any revenues.  We are currently in the start-up stage of our operations.

To meet our need for cash we raised $92,000 from our private placement.

 At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  Other than as described in this paragraph, we have no other financing plans.

Since inception, we have issued a total of 7,170,000 shares of our common stock and received $96,100 and $11,500 was advanced by one director to our attorney for legal services provided to us.

In July 2007, we issued 6,250,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The purchase price of the shares was $4,100 and $10,000 was advanced by one director to our attorney for legal services provided to us.  This was accounted for as an acquisition of shares.

On December 30, 2008, we issued 920,000 shares of common stock to 37 individuals in consideration of $0.10 per share or a total of $92,000. The 920,000 shares so issued are being registered in this offering. The foregoing 920,000 shares of common stock were issued as restricted securities pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933.

As of June 30, 2009, the Company had $32,596 in cash, which was its only asset. This compared to a cash balance of $84,340 as of December 31, 2008, again, its only asset. On June 30, 2009, the only liability was an advance from a shareholder of $7,200. Comparatively, on December 31, 2008, the Company had $10,560 of accounts payable and $11,500 in advances from a shareholder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2009.

KOKO LTD.

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.