Form 10-Q
period 2009-09-30
KOKO LTD
filed 2009-11-13
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   333-157878

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   7,170,000 as of November 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$9,242	$84,340
Total Assets	$9,242	$84,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	171	10,560
Advances from shareholder	5,200	11,500
Total Liabilities	5,371	22,060

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares
authorized, 7,170,000 shares issued and outstanding	72	72
Additional paid-in capital	106,028	106,028
Deficit accumulated during the development stage	(102,229)	(43,820)

Total Stockholders’ Equity	3,871	62,280

Total Liabilities and Stockholders' Equity	$9,242	$84,340
The accompanying notes are an integral part of these unaudited financial statements F-1

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(June 19, 2007)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
OPERATING EXPENSES:
Legal fees	$895	2,000	$8,064	4,450	$32,514
Accounting fees	6,142	1,800	15,248	3,275	23,830
Office expense	445	437	955	853	2,063
License and fees	250	650	598	3,405	4,323
Professional fees	13,792	300	33,544	900	39,499
Total operating expenses	21,524	5,187	58,409	12,883	102,229

Net Loss	$(21,524)	(5,187)	$(58,409)	(12,883)	$(102,229)

Weighted average number of common
shares outstanding	7,170,000	6,631,150	7,170,000	6,535,050	N/A
Basic and diluted net loss per common share	$(0.00)	(0.00)	$(0.01)	(0.00)	N/A

The accompanying notes are an integral part of these unaudited financial statements

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Nine Months Ended		Through
	September 30, 2008		September 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(58,409)	$(12,883)	$(102,229)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services			10,000
Changes in assets and liabilities:
Accounts payable	(10,389)	(1,250)	171
Total Cash Provided (Used) For
Operating Activities	(68,798)	(14,133)	(92,058)

Cash Flows From Financing Activities
Advances from shareholders	(6,300)	9,300	5,200
Issuance of common stock to founder	-	-	1,300
Issuance of common stock to investors	-	76,000	94,800
Total Cash Provided by Financing Activities	(6,300)	85,300	101,300

Net Increase (Decrease) in Cash	(75,098)	71,167	9,242

Cash at Beginning of Period	84,340	2,530	-

Cash at End of Period	$9,242	$73,697	$9,242

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

KOKO, LTD.
(a development stage company)
Notes to Financial Statements
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

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2009, KOKO incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if KOKO is unable to continue as a going concern.

Concerning Koko’s present financial situation, management’s plan is to complete the prototype of its steak timer and presale it before commencing the manufacturing of the final product. If it becomes necessary to raise additional sums of money to complete the manufacturing process, these funds will be raised through presale orders.

NOTE 3- RELATED PARTY TRANSACTIONS

The shareholders advance KOKO monies for expenses from time to time. These amounts are unsecured and bear no interest and totaled $11,500 as of December 31, 2008. During the nine months ended September 30, 2009, KOKO paid $6,300 bringing the advances from shareholders balance to $5,200 as of September 30, 2009.

NOTE 4- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2009 which is the date the financial statements were issued. There are no significant subsequent events.

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

During the three months ended September 30, 2009, the company had no revenues and incurred operating expenses of $21,524, which were primarily comprised of product development and accounting fees. During the comparable three month period ended September 30, 2008, the Company also had no revenues and incurred operating expenses of $5,187, which were primarily comprised of legal, accounting and licensing fees.

Milestones

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

2.
Complete the software programming to run the computer chip of the steak timer.  Infinetix in Spokane, Washington completed the software program late in 2008.  Design the electrical circuit board for the patent and prototype.  Infinetix completed this drawing in January 2009.  This drawing will also be used by our patent attorney for our patent application.  Get an LCD screen size bid for the steak timer.  Management expects to have this done by March 2009.  Infinetix has put this bid out to its subcontractor manufacturers in China.  Supply the necessary artwork to burn into the LCD screen.  Completion date is by June 2009.  Build a working prototype of the steak timer.  JB Engineering, in Spokane, Washington, our consultant design engineer, will supply the final PCB envelope design that details all mechanical part locations.  Completion date is estimated by December 2009.  Finalize any changes in the design of the steak timer and pre sale it.  Completion date is estimated by March 2010.  Manufacture the steak timer.  Estimation completion date is June 2010.

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

Since inception, we have issued a total of 7,170,000 shares of our common stock and received $96,100 and $11,500 was advanced by one director to our attorney for legal services provided to us. During the nine months ended September 30, 2009, KOKO paid $6,300 bringing the advances from shareholders balance to $5,200 as of September 30, 2009

In July 2007, we issued 6,250,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The purchase price of the shares was $4,100 and $10,000 was advanced by one director to our attorney for legal services provided to us.  This was accounted for as an acquisition of shares.

On December 30, 2008, we issued 920,000 shares of common stock to 37 individuals in consideration of $0.10 per share or a total of $92,000. The 920,000 shares so issued are being registered in this offering. The foregoing 920,000 shares of common stock were issued as restricted securities pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933.

As of September 30, 2009, the Company had $9,242 in cash, which was its only asset. This compared to a cash balance of $84,340 as of December 31, 2008, again, its only asset. On September 30, 2009, the only liability was an advance from a shareholder of $5,200 and accounts payable of $171. Comparatively, on December 31, 2008, the Company had $10,560 of accounts payable and $11,500  in advances from a shareholder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of November, 2009.

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