Form 10-K
period 2009-12-31
KOKO LTD
filed 2010-04-01
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   333-157878

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, Washington 99224
(509) 991-5761
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐  NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒  NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010: $1,284,375.

PART I

ITEM 1.                  BUSINESS.

General

We were incorporated in the State of Nevada on June 19, 2007.  We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 12901 South Buttercup Lane, Spokane, Washington 99224. This is our mailing address as well. Our telephone number is (509) 991-5761.  This is the home of Gregory Ruff, our president.  Mr. Ruff supplies this office space to us on a rent-free basis.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Our goal is to promote, manufacture and market a steak timer.

Previous Considerations

Originally we planned to manufacture, sell and market a sun hat.  As we proceeded with our plans we found that we learned from our patent attorney that we may be infringing on the patent of another company and accordingly we abandoned the plan to manufacture the sun hat.  We then decided to shift our focus to the steak timer.

Steak Timer Description

We intend to manufacture and sell a steak timer.  The timer is owned by Gregory Ruff, our president, and licensed to us.

The steak timer is the size of an individual hand held computer devise.  The timer has input fields that the user needs to make selections for such as cooking choices, if they want their steaks to finish cooking at the same time or independently of each other regardless of thickness / doneness combinations. The user can input up to four different thickness / doneness combinations. Thicknesses range from ¾ to 1 ¾ inches. Doneness ranges from rare to well done. Once this is done, the user starts the timer. The timer alerts the user when to start, rotate each steak for grill marks on both sides, flip and take steaks off heating source by audio beeps and flashing icon fields on the LCD screen. The cooking time is based upon the cooking recommendations of a well known cooking chart. Both the grill and broiler are set to high temperatures.

Manufacturing

The steak timer was designed in Spokane, Washington as well as the software programming and the filing of the patent application.  In February 2010, we entered into a manufacturing contract with Meri LLC in February 2010, a top end line assembly manufacturer located in China. The contract is for Meri to manufacture, package and ship 10,000 units to our company head quarters. Payment terms require 50% down payment and the balance due upon receipt of the timers.

Distribution

Koko just started their marketing campaign in March, 2010.  We are soliciting potential end sellers for the timer. In this endeavor, we are soliciting major grocery stores to see if there is any interest in selling our product. We are also soliciting meat distributors. To date there are no agreements to do so. We plan on setting up a web presence on our own web site and others such as Amazon and Ebay to advertise and sell our timer. In this endeavor, we have obtained our web address www.mysteakchef.com.  We should commence setting up our web store in April 2010. We intend to link our web store and engage the services of a fulfillment center to take and process orders through their call centers, bill and ship our product. We have identified a few centers but have yet to engage their services until we receive the shipment of our product.

License

We obtained an exclusive three year license from Gregory Ruff, to market and manufacture the steak timer.  We have agreed to pay all costs associated with the development, manufacturing, and marketing of the steak timer.  We also will pay Mr. Ruff a 20% royalty on the Net Factory Sales Price defined as follows: The gross factory selling price of the product or the US importer’s gross selling price if the steak timer is manufactured abroad, less usual trade discounts actually allowed, but not including advertising allowances or fees or commissions paid to our employees or agents.  The Net Factory Sales Price shall not include packing costs, if itemized separately, import and export taxes, excise and other sales taxes, and custom duties, and costs of insurance and transportation, if billed separately, from the place of manufacture if in the U.S., or from the place of importation if manufactured abroad, to the customer’s premises or next point of distribution or sale.  Bona fide returns may be deducted from units shipped into computing the royalty payable after such returns are made.

Patents, Trademarks and Copyrights

We do not own any patents, trademarks or copyrights.  We do not know if we are or will be infringing on any patents, copyrights or trademarks.  If we infringe on any patents, trademarks or copyrights we will be liable for damages and may be enjoined from conducting our proposed business.  Further, because we have no patent or copyright covering our product, someone could use the information and compete with us and we will have no recourse against him.

On April 26, 2009, Mr. Ruff filed a patent application for the steak timer with the United States Patent and Trademark office, application number 12/386,769.  Even though a patent application has been filed, there is no assurance that a patent will be issued for the steak timer.  We also applied for a trademark with the United States Patent and Trademark office, application number 76/701614 on Feb 16, 2010. Even though a trademark application has been filed, there is no assurance that a trademark will be issued for the steak timer.

Website

We intend to develop our own website. There are many service providers that now provide blank web fronts for an internet based store presence. GoDaddy, an internet web address company, who we acquired our trademark name through, provides such web store templates. Our sign up fees includes access to these easy to use web store templates.

We intend to sell our steak timer on our website, and/or another website (s) controlled by one of our distributors who have agreed to sell our steak timer, and process orders by credit card payments thereon.  To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transaction occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in June 2007.  At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the design, manufacture and sale of our steak timer.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

Our online store, or a website we post on someone else’s website, will provide customers with an easy-to-use web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver our steak timer to customers in rural or other locations that do not have convenient access to physical stores.

Customer Service

We intend to provide a customer service department via email where consumers can resolve questions about the use of our steak timer.  Furthermore, we will insure consumer satisfaction by offering a money back guarantee. We plan on accomplishing this by engaging a fulfillment center. There are many fulfillment centers that provide these types of services.

Online Retail Store

We intend to design our Internet store to be a place for individual consumers to purchase our steak timer.  Our internet store may be a website that we either control directly or indirectly through a third party.

Shopping at our Online Store

We believe that the sale of our products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, and ease-of-use, depth of content and information, and competitive pricing.  Key features of our online store will include:

Browsing

Our online store will offer consumers a simple, easy-to-use format intended to enhance product ordering.

Selecting a Product and Checking Out

To purchase products, consumers will simply click on the "add to cart" button to add a number of steak timers to his shopping cart.  To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer may use a credit card or PayPal, which is authorized during the checkout process.  Charges are assessed against the card when the order is placed.  Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

We offer our customers a full refund for any reason if the customer returns the steak timer within thirty days from the date of sale in the same condition it was sold to the customer.  After thirty days, we will not refund any money to a customer.

Competition

The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future.  Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, and support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Marketing

We intend to market our steak timer on our website, advertising by our distributors, if any, and through traditional sources such as magazines, newspapers and flyers/mailers in the United States, provided we have available advertising dollars.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We also intend to obtain targeted email addresses through sellers who specialize in email lists and do email advertising. We will determine in the future if we will do our own email campaign or have a third party do it. Go Daddy along with others provide such services.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officers and sole director.  We intend to hire additional employees on an as needed basis.

Offices

Our offices are currently located at 12901 South Buttercup Lane, Spokane, Washington 99224. Our telephone number is (509) 991-5761.  This is the home office of our President, Gregory Ruff.  We do not pay any rent to Mr. Ruff and there is no agreement to pay any rent in the future.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, and import and export matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.  In addition, because our services are available over the
Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our steak timer.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “KOKX.”  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0	$0
Third Quarter: 7/1/09 to 9/30/09	$0	$0
Second Quarter: 4/1/09 to 6/30/09	$0	$0
First Quarter: 1/1/09 to 3/31/09	$0	$0

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 10/1/08 to 12/31/08	$0	$0
Third Quarter: 7/1/08 to 9/30/08	$0	$0
Second Quarter: 4/1/08 to 6/30/08	$0	$0
First Quarter: 1/1/08 to 3/31/08	$0	$0

Holders

On March 15th, 2010, we had 29 shareholders of record of our common stock.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On June 25, 2009, our Form S-1 registration statement (SEC file no. 333-157878) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10  per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On Dec 31, 2009, we just started our public offering and raised $158,500 by selling 792,500 shares of common stock at an offering price of $0.20 per share.  Since completing our public offering, we have used $8,358 of the $158,500 proceeds as follows: legal fees of $5,858; audit fees of $0.00; and transfer agent fees of $2,500.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         During the year ended December 31, 2009, the company had no revenues and incurred operating expenses of $75,530, which were primarily comprised of product development, legal and accounting fees. During the comparable year ended December 31, 2008, the Company also had no revenues and incurred operating expenses of $18,800, which were primarily comprised of legal, accounting and licensing fees.
After the preliminary patent search was done by Bergman & Jeckle in Spokane, Washington, management decided to file a patent on our process. A patent application was filed with the US Patent and Trademark Office in April 2009.

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, manufacturing our steak timer and selling the steak timer. We intend to accomplish the foregoing through the following milestones:

1.
Complete the software programming to run the computer chip of the steak timer.  Infinetix in Spokane, Washington completed the software program late in 2008.  Design the electrical circuit board for the patent and prototype.  Infinetix completed this drawing in January 2009.  This drawing will also be used by our patent attorney for our patent application.  Burn an LCD screen with characters for the display screen completed in July 2009. Select all the internal components such as the speaker, buttons, color design of timer, art work on timer completed in December 2009. Make are necessary adjustments to make timer smaller and sleeker and sexier and completed in Dec. 2010. Finalize design casing completed in Jan 2010. Completed the art work for the cardboard box packaging in March 2010. Completed the instruction manual in March 2010.

2.
Our marketing program will include our website promotion and personal selling. Our president, Gregory Ruff, will do personal selling initially. He will be responsible for all phases of our operations.  We have budgeted between $500 and $5,000 for marketing. Initial marketing efforts began in March 2010.

3.	Within 6 months from the initiation of our marketing program, we believe that we will begin generating fees from the sale of our steak timer.

In summary, we should be generating fees from the sale of our steak timer during the summer of 2010.

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

Since inception, we have issued a total of 7, 962, 500 shares of our common stock and received $253,300 of cash and $10, 000 of services. During the year ended December 31, 2009, KOKO paid net advances of $1, 100 bringing the advances from shareholders balance to $10,400 as of December 31, 2009

In July 2007, we issued 6,250,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The purchase price of the shares was $4,100 and $10,000 was advanced by one director to our attorney for legal services provided to us.  This was accounted for as an acquisition of shares.

On December 30, 2008, we issued 920,000 shares of common stock to 37 individuals in consideration of $0.10 per share or a total of $92,000. The 920,000 shares so issued are being registered in this offering. The foregoing 920,000 shares of common stock were issued as restricted securities pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933.

As of December 31, 2009, the Company had $156,057 in cash, which was its only asset. This compared to a cash balance of $84,340 as of December 31, 2008, again, its only asset. On December 31, 2009, the only liability was an advance from a shareholder of $10,400 and accounts payable of $407. Comparatively, on December 31, 2008, the Company had $10,560 of accounts payable and $11,500 in advances from a shareholder.

            In 2009, the company raised $158,500 by selling 792,500 shares of common stock at an offering price of $0.20 per share. The goal of the company is to complete its funding efforts in its total offering amount of $250,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
KOKO, Ltd.
(a development stage company)
Spokane, Washington

We have audited the accompanying balance sheets of KOKO, Ltd. (a development stage company), as of December 31, 2009 and 2008 and the related statements of expenses, stockholders’ deficit and cash flows for the years ended then ended and the period from June 19, 2007, inception, to December 31, 2009. These financial statements are the responsibility of KOKO’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KOKO as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from inception through December 31, 2009 to described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that KOKO will continue as a going concern. As discussed in Note 4 to the financial statements, KOKO has suffered a loss from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston,Texas
March 31, 2010

KOKO, LTD.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$156,057	$84,340
Total Assets	$156,057	$84,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$407	$10,560
Advances from shareholder	10,400	11,500
Total Current Liabilities	10,807	22,060

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized, 7,962,500
and 7,170,000 shares issued and outstanding, respectively	80	72
Additional paid-in capital	264,520	106,028
Deficit accumulated during the development stage	(119,350)	(43,820)

Total Stockholders’ Deficit	145,250	62,280

Total Liabilities and Stockholders' Deficit	$156,057	$84,340

F-2 The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses

			From Inception
			(June 19, 2007)
	Twelve Months Ended		Through
	December 31,		December 31,
	2009	2008	2009
OPERATING EXPENSES:
Legal fees	$13,981	4,450	$38,431
Accounting fees	16,668	6,082	25,250
Office expense	2,318	1,108	3,426
License and fees	6,200	3,405	9,925
Product development costs	36,363	3,755	42,318
Total operating expenses	75,530	18,800	119,350

Net Loss	$(75,530)	(18,800)	$(119,350)

Weighted average number of common shares subscribed	7,182,616	6,563,350	N/A
Basic and diluted net loss per common share	$(0.01)	(0.00)	N/A

F-3 The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit )

				Deficit
				Accumulated
	Common Stock Issued		Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
BALANCE, June 19, 2007 (Date of inception)	-	-	-	-	-

Sale of common stock to founder
at inception for cash at $.00026	5,000,000	50	1,250	-	1,300

Sale of common stock for :
Cash at $.01024	273,438	3	2,797		2,800
Services at $.01024	976,562	10	9,990		10,000

Net loss	-	-	-	(25,020)	(25,020)

BALANCE, December 31, 2007	6,250,000	$63	$14,037	$(25,020)	$(10,920)

Sale of common stock for :
Cash at $.10	920,000	9	91,991	-	92,000

Net loss	-	-	-	(18,800)	(18,800)

BALANCE, December 31, 2008	7,170,000	$72	$106,028	$(43,820)	$62,280

Sale of common stock for :
Cash at $.20	792,500	8	158,492	-	158,500

Net loss	-	-	-	(75,530)	(75,530)

BALANCE, December 31, 2009	7,962,500	$80	$264,520	$(119,350)	$145,250

F-4 The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(June 19, 2007)
	Twelve Months Ended		Through
	December 31,		December 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(75,530)	$(18,800)	$(119,350)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Accounts payable	(10,153)	(690)	407
Total Cash (Used) by Operating Activities	(85,683)	(19,490)	(108,943)

Cash Flows From Financing Activities
Advances from shareholders	(1,100)	9,300	10,400
Sale of common stock to founder	-	-	1,300
Sale of common stock	158,500	92,000	253,300
Total Cash Provided by Financing Activities	157,400	101,300	265,000

Net Increase in Cash	71,717	81,810	156,057

Cash at Beginning of Period	84,340	2,530	-

Cash at End of Period	$156,057	$84,340	$156,057

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

  The accompanying notes are an integral part of these financial statements

KOKO, LTD.
(A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying audited financial statements of  Koko, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in QE Brushes’ Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Summary of Significant Accounting Policies:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of market value of contracts and real estate held in inventory.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

Cash and cash equivalents – Cash and cash equivalents consist of demand deposits, including interest-bearing accounts, held in a local bank. The Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

Income tax – Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share – Basic earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.

Stock-based Compensation - KOKO accounts for stock options as prescribed by accounting Principles Board Opinion No. 25 and discloses pro forma information as provided byASC 718, “Accounting for Stock Based Compensation,” when applicable. Shares of restricted common stock that are issued to employees and consultants for services are recorded as expense based upon management’s estimate of the fair value of the shares at the time of issuance and the value of services rendered.

Fair Value of Financial Instruments - KOKO financial instruments will consist mainly of cash and cash equivalents, accrued expenses and notes payable. Due to the short-term nature of these instruments, the carrying amounts of the Company’s cash and cash equivalents, accrued expenses and notes payable approximate fair value.

KOKO, LTD.
(A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS

Accounting Pronouncements - KOKO does not believe the adoption of recently issued accounting pronouncements will have an impact on The Company’s financial position, results of operations, or cash flows.

NOTE 2 – COMMON STOCK

KOKO issued 5,000,000 shares at inception for $1,300 cash. In August 2007, KOKO issued 976,562 common shares for legal services paid on behalf of the Company by a shareholder and valued at $10,000 and 273,438 common shares for cash $2,800.

In a six month period commencing in July of 2008 and ending in December of 2008, the Company sold 920,000 shares of common stock to accredited investors and a limited amount of non-accredited investors at $.10 per share for total consideration of $92,000. No commissions or expenses were incurred in connection with this private placement.

In December of 2009, the Company sold 792,500 shares of common stock to accredited investors and a limited amount of non-accredited investors at $.20 per share for total consideration of $158,500. No commissions or expenses were incurred in connection with this private placement.

NOTE 3- RELATED PARTY TRANSACTIONS

The shareholders have periodically advanced the Company monies for expenses. These amounts are unsecured and bear no interest and totaled $11,500 as of December 31, 2008. During the twelve months ended December 31, 2009, KOKO reduced this balance by $1,100, bringing the advances from shareholders balance to $10,400 at December 31, 2009.

KOKO’s offices are in the home of KOKO’s president on a rent free month to month basis.

NOTE 4- GOING CONCERN

During 2009, KOKO incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if KOKO is unable to continue as a going concern.

Concerning Koko’s present financial situation, management’s plan is to complete the prototype of its steak timer and presale it before commencing the manufacturing of the final product. If it becomes necessary to raise additional sums of money to complete the manufacturing process, these funds will be raised through presale orders.

NOTE 5 - INCOME TAXES

KOKO has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2009, KOKO had net operating losses of $109,000, which begin to expire in 2028.

Significant components of Koko’s deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred income tax asset	$37,000	$5,000
Valuation allowance	(37,000)	(5,000)

Net deferred tax assets	$-	$-

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2010. The company completed its steak timer prototype and entered into an agreement with Meri LLC, a top end line assembly manufacturer in China. This agreement is for Meri to manufacture 10,000 steak timers for $96,000. A 50% down payment was made with the balance owing upon receipt of the timers. The packaging, artwork, shipping and insurance costs are included in these costs. The estimated retail price of the timers is $29.95.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2009, included in this report have been audited by MaloneBailey LLC, as set forth in this annual report.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our Principal Executive Officer and Principal Financial Officer does not possess accounting expertise and our company does not have an independent audit committee.

       In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

       As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by COSO.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)
Gregory Ruff	52	president, principal accounting officer, principal
12901 South Buttercup Lane		executive officer, principal financial officer, secretary,
Spokane, Washington 99224		treasurer, and sole member of the board of directors

Craig Littler	68	vice president
1025 Ocean Avenue
Santa Monica, California 90403

Background of officers and directors

Gregory Ruff

Since our inception, Gregory Ruff has been our president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors.  Since January 1, 2009, Mr. Ruff has been a registered representative with Spartan Securities Group Ltd. in its Spokane, Washington office. Spartan Securities Group Ltd. is a broker-dealer registered with the Securities and Exchange Commission and the Financial Industry Regulatory Authority.  In August 2009, Mr. Terminated his employment at Spartan Securities Group Ltd. Since July 19, 2007,  Mr. Ruff has been president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors of QE Brushes, Inc., a Nevada corporation engaged in the business of developing, manufacturing, and selling toothbrushes specifically for use by pet owners to clean canine and feline mouths.  QE Brushes, Inc. filed a Form S-1 registration statement with the SEC, file no. 333-157970, on March 16, 2009 registering 475,000 shares of common stock for resale by certain selling shareholders named therein.  Since December 2006, Mr. Ruff has been engaged in making personal investments for his own benefit.  From 1996 to December 2006, Mr. Ruff was employed as a trader and registered representative with Public Securities Company, a broker-dealer registered with the Securities and Exchange Commission and the Financial Industry Regulatory Authority (FINRA) located in Spokane, Washington.  Mr. Ruff’s duties included assisting companies in their 15C2-11 filing process for listings on the OTCBB and Pink Sheets as well as raising venture capital. Mr. Ruff graduated from Gonzaga University in 1981 with a BBA in accounting and from Pepperdine School of Law in 1984 with a juris doctorate.

Craig Littler

Since our inception, Craig Littler has been our vice president.  Since July 19, 2007,  Mr. Littler has been a member of the board of directors of QE Brushes, Inc., a Nevada corporation engaged in the business of developing, manufacturing, and selling toothbrushes specifically for use by pet owners to clean canine and feline mouths.  QE Brushes, Inc. filed a Form S-1 registration statement with the SEC, file no. 333-157970, on March 16, 2009 registering 475,000 shares of common stock for resale by certain selling shareholders named therein.  From 1995 to 2002, Mr. Littler owned and operated Executive Recruiting Company. Mr. Littler graduated from the American Academy of Dramatic Arts with a theatre/drama degree in 1963. Mr. Littler has worked as an actor since 1961.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.                EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through December 31, 2009, to our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Nonqual-
						Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	2009	0	0	0	0	0	0	0	0
President & Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Craig Littler	2009	0	0	0	0	0	0	0	0
Vice President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We have not paid any salaries in 2010, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending December 31, 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Gregory Ruff	5,000,000	62.79%
12901 South Buttercup Lane
Spokane, WA 99224

Craig Littler	1,250,000	15.70%
1025 Ocean Avenue
Santa Monica, CA 90403

All officers and directors as a group
(2 individuals)	6,250,000	78.49%

[1]           The people named above may be deemed to be a “parent” and “promoter” of our company.Messrs. Ruff and Littler are our only promoters.

Future sales by existing stockholders

A total of 6,250,000 shares of common stock were issued to Gregory Ruff and Craig Litter, our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be only sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.

There is a limited trading market for our common stock on the Bulletin Board. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are two holders of record for our common stock. The record holders are our officers and directors who collectively own 6,250,000 restricted shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On August 14, 2007, we issued 5,000,000 restricted shares of common stock to Gregory Ruff, our president and sole director, in consideration of $1,300.  On August 14, 2007, we issued 1,250,000 restricted shares of common stock to Craig Littler, our vice president, in consideration of $2,800 and $10,000 was an advance for our attorney’s legal services. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  Messrs. Ruff and Littler were furnished with all of the information that is contained in a registration statement and are sophisticated investors.  No commission was paid to anyone in connection with the sale of shares to Messrs. Ruff and Littler.

We obtained an exclusive three year license from Gregory Ruff, to market and manufacture the steak timer.  We have agreed to pay all costs associated with the development, manufacturing, and marketing of the steak timer.  We also will pay Mr. Ruff a 20% royalty on the Net Factory Sales Price defined as follows: The gross factory selling price of the product or the US importer’s gross selling price if the steak timer is manufactured abroad, less usual trade discounts actually allowed, but not including advertising allowances or fees or commissions paid to our employees or agents.  The Net Factory Sales Price shall not include packing costs, if itemized separately, import and export taxes, excise and other sales taxes, and custom duties, and costs of insurance and transportation, if billed separately, from the place of manufacture if in the U.S., or from the place of importation if manufactured abroad, to the customer’s premises or next point of distribution or sale.  Bona fide returns may be deducted from units shipped into computing the royalty payable after such returns are made.

Mr. Ruff allows us to use approximately 144 square feet of space at this home for our operations.  Mr. Ruff does not charge us for the use of the space.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$$11,500	MaloneBailey LLP
2008	$11,500	MaloneBailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$$0.00	MaloneBailey LLP
2008	$$0.00	MaloneBailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$$0.00	MaloneBailey LLP
2008	$$0.00	MaloneBailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$$0.00	MaloneBailey LLP
2008	$$4,057	MaloneBailey LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st  day of March, 2010.

KOKO LTD.

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

GREGORY RUFF	President, Principal Executive Officer,	March 31, 2010
Gregory Ruff	Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X