Form 10-Q
period 2010-05-14
KOKO LTD
filed 2010-05-17
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-157878

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, WA   99224
 (Address of principal executive offices, including zip code.)

(509) 991-5761
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   8,397,500 as of May 6, 2010.

KOKO, LTD.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$169,550	$156,057
Prepaids	48,000	-
Total Assets	$217,550	$156,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$821	$407
Advances from shareholder	4,200	10,400
Total Current Liabilities	5,021	10,807

Stockholders' Deficit
Preferred stock, $.00001 par, 100,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized,
8,397,500 and 7,962,500 shares issued and outstanding, respectively	84	80
Additional paid-in capital	351,516	264,520
Deficit accumulated during the development stage	(139,071)	(119,350)

Total Stockholders’ Equity	212,529	145,250

Total Liabilities and Stockholders' Equity	$217,550	$156,057

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			From Inception
			(June 19, 2007)
	Three Month Period		Through
	Ended March 31,		March 31,
	2010	2009	2010
OPERATING EXPENSES:
Legal fees	$7,516	$6,280	$45,947
Accounting fees	3,500	6,901	28,750
Office expense	4,447	122	7,873
License and fees	315	-	10,240
Product development costs	3,943	8,570	46,261
Total operating expenses	19,721	21,873	139,071

Net Loss	$(19,721)	$(21,873)	$(139,071)

Weighted average number of common shares issued	8,321,826	6,250,000	N/A
Basic and diluted net loss per common share	$(0.00)	$(0.00)	N/A

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(19,721)	$(21,873)	$(139,071)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Prepaids	(48,000)	-	(48,000)
Accounts payable	414	-	821
Total Cash (Used) by Operating Activities	(67,307)	(21,873)	(176,250)

Cash Flows From Financing Activities
Payment on advances from shareholders	(6,200)	-	(6,200)
Advances from shareholders	-	-	10,400
Sale of common stock to founder	-	-	1,300
Sale of common stock	87,000	-	340,300
Total Cash Provided by Financing Activities	80,800	-	345,800

Net Increase in Cash	13,493	(21,873)	169,550

Cash at Beginning of Period	156,057	84,340	-

Cash at End of Period	$169,550	$62,467	$169,550

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1.  Basis of Presentation

The unaudited financial statements of KOKO, LTD. (KOKO, “The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2009, included in The Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2010.

NOTE 2.  Going Concern

During the three months ended March 31, 2010, KOKO incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if KOKO is unable to continue as a going concern.

Concerning Koko’s present financial situation, management completed the prototype, and is in the middle of manufacturing 10,500 units which will be completed by May 31, 2010 and shipped to the US and arrive by the end of June, 2010. No additional sums of money are needed to complete the manufacturing process. A prepayment of $48,000 was made on February 22, 2010, to cover one half of the total manufacturing costs of the 10,500 units.

NOTE 3. Related Party Transactions

A few shareholders advance KOKO monies for expenses from time to time. These amounts are unsecured and bear no interest and totaled $10,400 as of December 31, 2009. During the three months ended March 31, 2010, KOKO paid $6,200 toward the reduction of these advances, thus bringing the balance to $4,200 as of March 31, 2010.

NOTE 4.  Common Stock

In January and February of 2010, the Company sold 435,000 common shares to investors at $.20 per share for total consideration of $87,000. No commissions or expenses were incurred in connection with this private placement.

NOTE 5.  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There are no significant subsequent events.

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

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2009.  The Company did raise $87,000 from the sale of 435,000 shares of common stock during the quarter ended March 31, 2010. The company does anticipate commencing the sale of its product during the next twelve months. There is no assurance that sales will commence within the next twelve months or that the current working capital position will be sufficient to meet unexpected obligations within that same period of time.

Results of Operations

During the three months ended March 31, 2010, the company had no revenues and incurred operating expenses of $19,721, which were primarily comprised of product development, office expenses, accounting and legal fees. During the comparable three month period ended March 31, 2009, the Company also had no revenues and incurred operating expenses of $21,873, which were primarily comprised of legal, accounting and product development fees.

   We have accomplished the foregoing:
1)	Completed the R & D of the steak timer;
2)	Filed our patents and trademarks with the US Patent and Trademark office;
3)	Completed the art work design for the packaging; and,
4)
Engaged Meri LLC, China, to start the manufacturing order of 10,500 steak timer units. Estimated to be completed at the end of May 2010 and shipped and arrive at the company’s headquarters late June 2010.

Milestones

Our specific goal is to execute our business plan which includes developing our website, manufacturing and selling the steak timer. We intend to accomplish the foregoing through the following milestones:

1)
Start selling the steak timer and generating sales by mid summer 2010. This will be accomplished using the internet and web based outlets and/or engaging a presence on retail store shelves through a marketing agreement with a 3rd party. The company has already received interest from one such party.

2)
Engage the services of a fulfillment center to process all orders from the placement of it via the internet or phone, processing credit transactions, packaging, shipping and handling. This engagement should occur by mid summer of 2010.

3)	Should the product be successful and accepted by the market place, use the proceeds from its first order to place another one accordingly to the demand, if any, for the timer.

Liquidity and Capital Resources

As of the date of this report, we have not generated any revenues.  We are currently in the start-up stage of our operations.

To meet our need for cash we raised $87,000 from a private placement during the quarter ended March 31, 2010.

Currently, we have not made any arrangements to raise additional cash. Given our current cash position $169,550 as of March 31, 2010, we believe that we will be able to generate revenues from sales of our product without raising additional cash through the sale of common stock.

As of March 31, 2010, the company had $217,550 in current assets and $5,021 in current liabilities for a working capital balance of $212,529. This compares with current assets of $156,057 and current liabilities of $10,807 for a working capital balance of $145,250 as of December 31, 2009. Working capital increased by $67,279 from December 31, 2009 to March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we did not make any changes to our internal control over financial reporting, we have determined that we have a material weakness, which relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company.  Our President does not possess accounting expertise and our company does not have an independent audit committee.  This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible.  The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so.  We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.  Accordingly, as of March 31, 2010, we believe our internal control over financial reporting is not effective.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2010.

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