Form 10-Q
period 2010-06-30
KOKO LTD
filed 2010-08-17
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53923

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, WA   99224
 (Address of principal executive offices, including zip code.)

(509) 991-5761
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   8,420,000 as of July 29, 2010.

KOKO, LTD.
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KOKO, LTD.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$153,442	$156,057
Inventory	96,044	-
Total Assets	$249,486	$156,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,453	$407
Advances from shareholder	1,200	10,400
Total Liabilities	49,653	10,807

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized,
8,420,000 and 7,962,500 shares issued and outstanding,
respectively	84	80
Additional paid-in capital	356,016	264,520
Deficit accumulated during the development stage	(156,267)	(119,350)

Total Stockholders’ Equity	199,833	145,250

Total Liabilities and Stockholders' Equity	$249,486	$156,057

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(June 19, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

OPERATING EXPENSES:
Legal fees	$7,085	$889	$14,601	$7,169	$53,032
Accounting fees	7,536	2,205	11,036	9,106	36,286
Office expense	1,853	387	6,300	509	9,726
License and fees	148	348	463	348	10,388
Professional fees	575	11,182	4,517	19,752	46,835
Total operating expenses	17,197	15,011	36,917	36,884	156,267

Net Loss	$(17,197)	$(15,011)	$(36,917)	$(36,884)	$(156,267)

Weighted average number of common
shares outstanding	8,417,445	7,170,000	8,370,167	7,170,000

Basic and diluted net loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net Loss	$(36,917)	$(36,884)	$(156,267)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Inventory	(96,044)		(96,044)
Accounts payable	48,046	(10,560)	48,453
Total Cash (Used) by Operating Activities	(84,915)	(47,444)	(193,858)

Cash Flows From Financing Activities
Payment on advances from shareholders	(9,200)	(4,300)	(9,200)
Advances from shareholders	-	-	10,400
Sale of common stock to founder	-	-	1,300
Sale of common stock	91,500	-	344,800
Total Cash Provided by Financing Activities	82,300	(4,300)	347,300

Net Increase in Cash	(2,615)	(51,744)	153,442

Cash at Beginning of Period	156,057	84,340	-

Cash at End of Period	$153,442	$32,596	$153,442

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Reclassifications
Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2010.

NOTE 2.  Going Concern

During the three months ended June 30, 2010, KOKO incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if KOKO is unable to continue as a going concern.

NOTE 3.  Related Party Transactions

A few shareholders advance KOKO monies for expenses from time to time. These amounts are unsecured and bear no interest and totaled $10,400 as of December 31, 2009. During the six months ended June 30, 2010, KOKO paid $9,200 toward the reduction of these advances, thus bringing the balance to $1,200 as of June 30, 2010.

NOTE 4.  Common Stock

In January and February of 2010, the Company sold 435,000 common shares to investors at $.20 per share for total consideration of $87,000. No commissions or expenses were incurred in connection with this private placement.

During the second quarter of 2010, the Company sold 22,500 common shares to investors at $.20 per share for total consideration of $4,500. No commissions or expenses were incurred in connection with this private placement.

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

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2009.  We raised $91,500 from the sale of 457,500 shares of common stock during the first six months of 2010. We have just entered into our first licensing agreement with Sharper Image with an initial order of 480 steak timer individual units to be delivered in early October 2010. We anticipate the commencement of sales of our product during the next six months. There is no assurance that the current working capital position will be substantial or sufficient to meet unexpected obligations within the next six months.

Results of Operations

During the three months ended June 30, 2010, we had no revenues and incurred operating expenses of $17,197, which were primarily comprised of accounting and legal fees. During the comparable three month period ended June 30, 2009, we also had no revenues and incurred operating expenses of $15,011, which were primarily comprised of legal, accounting and product development fees.

We have accomplished the foregoing:

1)	Completed the R & D of the steak timer;
2)	Filed our patents and trademarks with the US Patent and Trademark office;
3)	Completed the art work design for the packaging; and,
4)	Engaged Meri LLC, China, to manufacture the initial order of 10,500 steak timer units. The order was completed at the end of May 2010 and received at our headquarters in late June 2010.
5)	Finalized and entered into our first licensing agreement with Sharper Image to distribute our steak timer through their holiday catalogue in July 2010.

Milestones

Our specific goal is to execute our business plan which includes developing our website, manufacturing and selling the steak timer. We intend to accomplish the foregoing through the following milestones:

1)         Start selling the steak timer and generating sales by mid summer 2010. This will be accomplished using the internet and web based outlets and/or engaging a presence on retail store shelves through a marketing agreement with a 3rd party. We have already received interest from one such party.

2)   Engage the services of a fulfillment center to process all orders from the placement of it via the internet or phone, processing credit transactions, packaging, shipping and handling. This engagement should occur by early 2011.

3)         Pursue other distributors who may be interested in our steak timer.

4)         Should the product be successful and accepted by the market place, use the proceeds from our first order to place another one accordingly to the demand, if any, for the timer.

Liquidity and Capital Resources

As of the date of this report, we have not generated any revenues.  We are currently in the start-up stage of our operations.

To meet our need for cash, we raised $91,500 from a private placement during the six months ended June 30, 2010.

Currently, we have not made any arrangements to raise additional cash. Given our current cash position $153,442 as of June 30, 2010, we believe that we will be able to generate revenues from sales of our product without raising additional cash through the sale of common stock.

As of June 30, 2010, we had $249,486 in total assets and $49,653 in total liabilities for a working capital balance of $199,833. This compares with total assets of $32,596 and total liabilities of $7,200 for a working capital balance of $25,396 as of June 30, 2009.

The $199,833 increase in current assets from the prior comparative annual period of June 30, 2009, was primarily attributable to the $91,500 sale of common stock combined with receipt of 10,500 individual units of steak timer inventory at a cost of $96,044.  The unpaid balance of $48,044 for the 10,500 individual units at June 30, 2010, was chiefly responsible for the $48,453 increase in current liabilities for the same time frame.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2010, we concluded our Reg. 506 offering and sold 1,250,000 restricted shares of our common stock at $0.20 per share to forty-nine individuals and raised $250,000.  The shares of common stock were sold pursuant to the exemption from registration set forth in Reg. 506 of the Securities Act of 1933 in that the Company filed a Form D with the SEC; delivered a copy of an offering memorandum required by Reg. 502 the Securities Act of 1933.

ITEM 6.    EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	4/01/10	99.2

99.3	Disclosure Committee Charter.	10-K	4/01/10	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August, 2010.

KOKO LTD.

BY:	GREG RUFF
Greg Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	4/01/10	99.2

99.3	Disclosure Committee Charter.	10-K	4/01/10	99.3