Form 10-Q
period 2010-09-30
KOKO LTD
filed 2010-11-12
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53923

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, Washington   99224
 (Address of principal executive offices, including zip code.)

(509) 991-5761
(Registrant’s, telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
8,420,000 as of November 9, 2010.

KOKO, LTD.

For the Quarter Ended September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL INFORMATION

KOKO, LTD.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$89,237	$156,057
Accounts receivable	5,760	-
Inventory	94,994	-
Total Assets	$189,991	$156,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14	$407
Advances from shareholder	-	10,400
Total Current Liabilities	14	10,807

Stockholders’ Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized, 8,420,000
and 7,962,500 shares issued and outstanding, respectively	84	80
Additional paid-in capital	356,016	264,520
Deficit accumulated during the development stage	(166,123)	(119,350)

Total Stockholders’ Equity	189,977	145,250

Total Liabilities and Stockholders’ Equity	$189,991	$156,057

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(June 19, 2007)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
GROSS REVENUES	$5,760	$-	$5,760	$-	$5,760
Cost of goods sold	4,550	-	4,550	-	4,550
GROSS PROFIT	1,210	-	1,210	-	1,210

OPERATING EXPENSES:
Legal fees	2,028	895	16,629	8,064	55,060
Accounting fees	3,990	6,142	15,026	15,248	40,276
Office expense	948	445	7,248	955	10,674
Insurance expense	2,812	-	2,812	-	2,812
License and fees	637	250	1,100	598	11,025
Professional fees	651	13,792	5,168	33,544	47,486
Total operating expenses	11,066	21,524	47,983	58,409	167,333

Net Loss	$(9,856)	$(21,524)	$(46,773)	$(58,409)	$(166,123)

Weighted average number of shares
outstanding	8,420,000	7,170,000	8,385,467	7,170,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(46,773)	$(58,409)	$(166,123)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Accounts receivable	(5,760)	-	(5,760)
Inventory	(94,994)	-	(94,994)
Accounts payable	(393)	(10,389)	14
Total Cash (Used) by Operating Activities		(68,798)	(256,863)

Cash Flows From Financing Activities
Payment on advances from shareholders	(10,400)	-	(10,400)
Advances from shareholders	-	(6,300)	10,400
Sale of common stock to founder	-	-	1,300
Sale of common stock	91,500	-	344,800
Total Cash Provided (Used) by Financing Activities		(6,300)	346,100

Net Increase (Decrease) in Cash	(66,820)	(75,098)	89,237

Cash at Beginning of Period	156,057	84,340	-

Cash at End of Period	$89,237	$9,242	$89,237

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1.  Description of Business

KOKO, LTD. (“KOKO” or the “Company”) was incorporated in Nevada on July 19, 2007, for the purpose of developing, manufacturing, and selling an individual hand held computerized steak timer. The steak timer named “My Steak Chef” was developed in Spokane, Washington by the Company’s founder. The Company obtained an exclusive three year license from the developer to manufacture and market the steak timer. Patent and trademark protections have been filed with the US Patent and Trademark Office.

The Company is currently in the business of planning the developing, manufacturing, and selling of “My Steak Chef” specifically for use by individuals for barbecuing at home. Management believes that its steak timer performs unique functions that are not currently available in the home barbeque market today.

The Company has engaged a company on mainland China to manufacture the device. The Company’s initial order of 10,500 units has been completed. KOKO has finalized an agreement with the Sharper Image to market “My Steak Chef” in its catalogue. Sharper Image placed its first order for the steak timer on July 23, 2010 for 480 units.

NOTE 2.  Basis of Presentation

The unaudited financial statements of KOKO, LTD. included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2009, included in The Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2010.

Inventory Policy

Inventories are stated at the lower of cost or market. The first–in, first–out (FIFO) method is used to determine cost.

Revenue recognition

Revenue is derived exclusively from the sale of goods and is measured at the fair value of consideration received or receivable. All revenue is recognized at the point of sale as all products are sold exclusive of a right of return. The point of sale is when title has passed to the customer, a purchase order has been received, and the goods have been delivered to an agreed location.

Reclassifications

Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2010.

NOTE 3.  Going Concern

During the nine months ended September 30, 2010, KOKO incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if KOKO is unable to continue as a going concern.

NOTE 4. Related Party Transactions

A few shareholders have advanced KOKO monies for expenses from time to time. These amounts are unsecured and bear no interest and totaled $10,400 as of December 31, 2009. During the nine months ended September 30, 2010, the total advances of $10,400 were repaid.

NOTE 5.  Common Stock

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

We are a development stage corporation and have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2009.  We raised $91,500 from the sale of 457,500 shares of common stock during the first six months of 2010. We commenced minimal sales during the quarter ended September 30, 2010. There is no assurance that substantial or significant sales will commence within the next year.

Results of Operations

During the three months ended September 30, 2010, we had minimal revenues and incurred operating expenses of $11,066, which were primarily comprised of accounting, legal and insurance expenses. During the comparable three month period ended September 30, 2009, we had no revenues and incurred operating expenses of $21,524, which were primarily comprised of professional fees.

We have accomplished the foregoing:

1)	Completed the research and development of the steak timer;
2)	Filed our patents and trademarks with the US Patent and Trademark office;
3)	Completed the art work design for the packaging;
4)	Engaged Meri LLC, China, to manufacture the initial order of 10,500 steak timer units. The order was completed at the end of May 2010 and received at our headquarters in late June 2010; and,
5)	Finalized and entered into our first licensing agreement with Sharper Image to distribute our steak timer through their holiday catalogue in July 2010.
6)	The steak timers are now being sold through Sharper Image and on Amazon on November 2010.

Milestones

Our specific goal is to execute our business plan which includes developing our website, manufacturing and selling the steak timer. We have or intend to accomplish the foregoing through the following milestones:

1)	Engage the services of a fulfillment center to process all orders from sales through the contracted third party to include processing credit transactions, packaging, shipping and handling.
2)	Pursue other distributors who may be interested in distributing our steak timer. There are a few who have indicated interest however no definitive agreements have been reached.
3)	Upon the success of the sales of the first order, utilize those proceeds to place a second order based on the current demand for the timer.
4)	Start an e-mail campaign advertising the steak timer. Anticipated date of completion is in time for the Christmas Holiday period 2010.

Liquidity and Capital Resources

To meet our need for cash, we raised $91,500 from the sale of common sock during the nine months ended September 30, 2010.

Currently, we have not made any arrangements to raise additional cash. Given our current cash position $89,237 as of September 30, 2010, we believe that we will be able to generate revenues from sales of our product without raising additional cash through the sale of common stock.

As of September 30, 2010, we had $189,991 in total assets and $14 in total liabilities for a working capital balance of $189,977. This compares with total assets of $156,057 and total liabilities of $10,807 for a working capital balance of $145,250 as of December 31, 2009.

The increase of $33,934 in total assets from the prior comparative annual period of September 30, 2009, was primarily attributable to the $250,000 worth of common stock during the fourth quarter of 2009 and first two quarters of 2010.  Total liabilities decreased from $10,807 as of December 31, 2009 to $14 as of September 30, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of November, 2010.

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