Form 10-K
period 2010-12-31
KOKO LTD.
filed 2011-04-14
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission file number 000-53923

KOKO LTD.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, Washington 99224
(Address of Principal Executive Offices, including zip code)

(509) 991-5761
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ]     NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X]     NO [   ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010: $7,187,500.

As of April 13, 2011, 8,545,000 shares of the registrant’s common stock were outstanding.

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

We have limited revenues, have achieved losses since inception, have minimal operations, have been issued a going concern opinion and rely primarily upon the sale of our securities to fund operations.

We have developed and are manufacturing a steak timer. Our steak time is being sold through Sharper Image and on Amazon.com. The timer is owned by Mr. Ruff and licensed to us.

Steak Timer Description

The steak timer is the size of an individual hand held computer devise. The timer has input fields that the user needs to make selections for such as cooking choices, if they want their steaks to finish cooking at the same time or independently of each other regardless of thickness/doneness combinations. The user can input up to four different thickness / doneness combinations. Thicknesses range from ¾ to 1 ¾ inches. Doneness ranges from rare to well done. Once this is done, the user starts the timer. The timer alerts the user when to start, rotate each steak for grill marks on both sides, flip and take steaks off heating source by audio beeps and flashing icon fields on the LCD screen. The cooking time is based upon the cooking recommendations of a well known cooking chart. Both the grill and broiler are set to high temperatures.

Manufacturing

The steak timer was designed in Spokane, Washington as well as the software programming and the filing of the patent application. In February 2010, we entered into a manufacturing contract with Meri LLC in February 2010, a top end line assembly manufacturer located in China. The contract was for Meri to manufacture, package and ship 10,000 units to our company headquarters. Payment terms required a 50% down payment and the balance due upon receipt of the timers. The terms of this contract have been fulfilled. The steak timer is now being sold through two retailers, Sharper Image and Amazon.

Distribution

Our steak timers are currently being sold through Sharper Image and Amazon.

License

We obtained an exclusive three year license from Mr. Ruff, to market and manufacture the steak timer. We have agreed to pay all costs associated with the development, manufacturing, and marketing of the steak timer. We also will pay Mr. Ruff a 20% royalty on the Net Factory Sales Price defined as follows: The gross factory selling price of the product or the US importer’s gross selling price if the steak timer is manufactured abroad, less usual trade discounts actually allowed, but not including advertising allowances or fees or commissions paid to our employees or agents. The Net Factory Sales Price shall not include packing costs, if itemized separately, import and export taxes, excise and other sales taxes, and custom duties, and costs of insurance and transportation, if billed separately, from the place of manufacture if in the US, or from the place of importation if manufactured abroad, to the customer’s premises or next point of distribution or sale. Bona fide returns may be deducted from units shipped into computing the royalty payable after such returns are made.

Patents, Trademarks and Copyrights

We do not own any patents or copyrights; however, we do own the trademark to “My Steak Chef”. We do not know if we are or will be infringing on any patents, copyrights or trademarks. If we infringe on any patents, trademarks or copyrights we will be liable for damages and may be enjoined from conducting our proposed business. Further, because we have no patent or copyright covering our product, someone could use the information and compete with us and we will have no recourse against him.

On April 26, 2009, Mr. Ruff filed a patent application for the steak timer with the United States Patent and Trademark office, application number 12/386,769. Even though a patent application has been filed, there is no assurance that a patent will be issued for the steak timer. We also applied for a trademark with the United States Patent and Trademark office, application number 76/701614 on February 16, 2010. Even though a trademark application has been filed, there is no assurance that a trademark will be issued for the steak timer.

Website

The Company has its own website describing the steak timer at www.mysteakchef.com.

Both of our distributors (Sharper Image and Amazon) process the entire order which includes product delivery. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transaction occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

The Sharper Image and Amazon websites provide customers with easy-to-use websites. Amazon and Sharper Image are available 24 hours a day, seven days a week and can be reached from the shopper's home or office. Our online store will enable us to deliver our steak timer to customers in rural or other locations that do not have convenient access to physical stores.

Online Retail Store

Sharper Image and Amazon are the two online retailers where our steak timer may be purchased.

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

Marketing

We are marketing our steak timer through our distributors Sharper Image and Amazon.  Also, in December 2010, we sent a one million mass blast email marketing our steak timer.  The steak timer is on their web sites. Sharper Image also included our steak timer in their 2010 Holiday magazine. We have our own web site about our steak timer - www.mysteakchef.com. Our website refers customers to Sharper Image and/or Amazon for purchase of our steak timer. In December 2010, we completed a one million email blast campaign advertising our steak timer. We plan to market the steak timer through other retail outlets. We have not yet contacted any other retail outlet and no assurance can be given we will be successful in market our steak timer to any other retail outlet. Future advertising will depend upon our budget and financial needs.

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

Offices

Our offices are currently located at 12901 South Buttercup Lane, Spokane, Washington 99224. Our telephone number is (509) 991-5761. This is the home office of our president, Mr. Ruff. We do not pay any rent to Mr. Ruff and there is no agreement to pay any rent in the future.

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

Other than the foregoing, no governmental approval is needed for the sale of our steak timer.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any litigation.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “KOKX.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0	$0
Third Quarter: 7/1/09 to 9/30/09	$0	$0
Second Quarter: 4/1/09 to 6/30/09	$0	$0
First Quarter: 1/1/09 to 3/31/09	$0	$0

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10	$0.74	$0.13
Third Quarter: 7/1/10 to 9/30/10	$0.74	$0.30
Second Quarter: 4/1/10 to 6/30/10	$0.80	$0.58
First Quarter: 1/1/10 to 3/31/10	$1.49	$0.15

Holders

On March 8, 2011, we had 72 shareholders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

We are a start-up corporation and have generated only limited revenues to date. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or generate a significant increase in sales in order to fund our operating activities. The going concern opinion has been issued because the company has generated only a limited amount of revenue through December 31, 2010 through the sale of our steak timers.

We are not going to buy or sell any plant or significant equipment during the next twelve months. We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Results of Operations

For the year ended December 31, 2010, we generated gross revenues of $5,760 compared with $0.00 for the year ended December 31, 2009.  This was as a result of the initiation of the sale of our steak timers.  Operating expenses were $57,374 for the year ended December 31, 2010 compared to $75,530 for the year ended December 31, 2009.  This was primarily a result of a major reduction in product development costs.  The primary expenses for the year ended December 31, 2010 were legal and accounting fees and for the year ended December 31, 2009, the primary expenses were legal and accounting fees in addition to product development costs. The net loss decreased from $75,530 in 2009 to $56,164 in 2010.

In 2007 and 2008 we issued 7,170,000 restricted shares of common stock shares and raised a total of $106,100 from a private placement.  In 2009 and 2010, we issued 1,250,000 restricted shares of common stock in a second private placement and raised $250,000. In December of 2010, we issued 125,000 restricted shares of common stock and raised $25,000 in a third private placement.  In January of 2011, we initiated a fourth private placement and to date have raised $ 3,500 from the sale of 15,500 restricted shares of common stock.

During the past twelve months we have:

1.
Completed the software programming to run the computer chip of the steak timer. Infinetix in Spokane, Washington completed the software program late in 2008. Design the electrical circuit board for the patent and prototype. Infinetix completed a drawing in January 2009, which was used to obtain our patent.  We burned an LCD screen with characters for the display screen in July 2009. Select all the internal components such as the speaker, buttons, color design of timer, art work on timer in December 2009. Made the necessary adjustments to make the timer smaller, sleeker, sexier and completed in December 2010.  We finalized design casing in January 2011. Completed the art work for the cardboard box packaging in March 2010. Completed the instruction manual in March 2010.

2.	Completed and manufactured the steak timer in July 2010. Our first sale was in August 2010. All invoices have been paid in regard to the manufacture of the timers.

3.
Entered into a sales agreement with Sharper Image in September 2010 and developed our own website in order to promote our timer. In November 2010, the steak timer was available for sale on the Amazon website. In December 2010, a mass e-mail campaign to sell the timer was initiated. About one million e-mails promoting the timer were sent out.

Milestones

Our goal for the next twelve months is to concentrate on the continued development, manufacturing and marketing of our steak timers.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated a limited amount of revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to be able to attract customers and generate revenues. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity

As of the date of this report, we have generated limited revenues to date of $5,760.00.   We are considered in the start-up stage of our operations.

To meet our need for cash, we have raised $376,300 from the sale of stock to date which includes $3,500 which was raised in 2011.  This is exclusive of revenues generated in the amount of $5,760.00.

Our common stock trades on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA).

Our assets are comprised of cash and inventory.  The inventory is subject to liquidation based upon the public’s demand for our steak timer.

Capital Resources

As of December 31, 2010, we had current assets of $206,586 (cash and inventory) compared to current assets of $156,057 as of December 31, 2009 (all cash).  The foregoing increase was as a result of stocking steak timers in inventory.  We had minimal current liabilities (accounts payable) of $1,000 as of December 31, 2010 compared to current liabilities of $10,807 (accounts payable and advances from a shareholder) as of December 31, 2009.  The decrease in liabilities was as result of raising additional capital and bringing our accountants payable current.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koko, Ltd.
(a development stage company)
Spokane, Washington

We have audited the accompanying balance sheets of Koko, Ltd. (a development stage company) (“Koko”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended then ended and the period from June 19, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of Koko’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Koko as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from June 19, 2007 (inception) through December 31, 2010 to described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Koko will continue as a going concern. As discussed in Note 4 to the financial statements, Koko has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 12, 2011

KOKO, LTD.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$111,592	$156,057
Inventory	94,994
Total Assets	$206,586	$156,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,000	$407
Advances from shareholder	-	10,400
Total Current Liabilities	1,000	10,807

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized, 8,545,000
and 7,962,500 shares issued and outstanding, respectively	86	80
Additional paid-in capital	381,014	264,520
Deficit accumulated during the development stage	(175,514)	(119,350)

Total Stockholders’ Equity	205,586	145,250

Total Liabilities and Stockholders' Equity	$206,586	$156,057

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Operations

				From June 19,
				2007 (inception)
	Twelve Months Ended			through
	December 31,			December 31,
	2010	2009		2010
GROSS REVENUES	$5,760	$-		$5,760
Cost of goods sold	4,550	-		4,550
GROSS PROFIT	1,210	-		1,210

OPERATING EXPENSES:
Legal and professional fees	18,229	13,981		56,660
Accounting fees	18,746	16,668		43,996
Office expense	15,632	2,318		19,058
License and fees	1,199	6,200		11,124
Product development costs	3,568	36,363		45,886
Total operating expenses	57,374	75,530		176,724

Net Loss	$(56,164)	$(75,530)		$(175,514)

Weighted average number of common shares subscribed	8,399,550	7,182,616		N/A
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$	N/A

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit )

				Deficit
				Accumulated
	Common Stock Issued		Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
BALANCE, June 19, 2007 (Date of
inception)	-	$-	$-	$-	$-

Sale of common stock to founder
at inception for cash at $.00026	5,000,000	50	1,250	-	1,300

Sale of common stock for :
Cash at $.01024	273,438	3	2,797		2,800
Services at $.01024	976,562	10	9,990		10,000

Net loss	-	-	-	(25,020)	(25,020)

BALANCE, December 31, 2007	6,250,000	63	14,037	(25,020)	(10,920)

Sale of common stock for :
Cash at $.10	920,000	9	91,991	-	92,000

Net loss	-	-	-	(18,800)	(18,800)

BALANCE, December 31, 2008	7,170,000	72	106,028	(43,820)	62,280

Sale of common stock for :
Cash at $.20	792,500	8	158,492	-	158,500

Net loss	-	-	-	(75,530)	(75,530)

BALANCE, December 31, 2009	7,962,500	80	264,520	(119,350)	145,250

Sale of common stock for :
Cash at $.20	582,500	6	116,494	-	116,500

Net loss				(56,164)	(56,164)

BALANCE, December 31, 2010	8,545,000	$86	$381,014	$(175,514)	$205,586

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows

			From June 19,
	Years Ended		2007 (inception)
	December 31,		through
	2010	2009	2010
Cash Flows From Operating Activities
Net Loss	$(56,164)	$(75,530)	$(175,514)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Inventory	(94,994)		(94,994)
Accounts payable	593	(10,153)	1,000
Total Cash Used in Operating Activities	(150,565)	(85,683)	(259,508)

Cash Flows From Financing Activities
Payments on advances from shareholders	(10,400)	(1,100)	-
Sale of common stock to founder	-	-	1,300
Sale of common stock	116,500	158,500	369,800
Total Cash Provided by Financing Activities	106,100	157,400	371,100

Net Increase (Decrease) in Cash	(44,465)	71,717	111,592

Cash at Beginning of Period	156,057	84,340	-

Cash at End of Period	$111,592	$156,057	$111,592

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Koko, Ltd. (“Koko” or the “Company”) was incorporated on June 19, 2007, in the State of Nevada. Koko is a Development Stage Company as defined by ASC 915-10, Accounting and Reporting by Development Stage Enterprises. Koko is currently seeking funding in order to begin operations to complete the final design, outsource manufacturing and market a freestanding steak timer that predetermines and regulates the cooking time of a steak, based on simple data inputted by the user.

The accompanying audited financial statements of Koko, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

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

Inventory policy - Inventories are stated at the lower of cost or market. The first–in, first–out (FIFO) method is used to determine cost. At December 31, 2010, the inventory balance consisted of only finished goods.

Revenue recognition - Revenue is derived exclusively from the sale of goods and is measured at the fair value of consideration received or receivable. All revenue is recognized at the point of sale as all products are sold exclusive of a right of return. The point of sale is when title has passed to the customer, a purchase order has been received, collectivity is certain, and the goods have been delivered.

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

KOKO, LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Earnings per share – Basic earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.

Stock-based Compensation - Koko accounts for stock options as prescribed by ASC 718 and discloses pro forma information as also provided by ASC 718, “Accounting for Stock Based Compensation,” when applicable. Shares of restricted common stock that are issued to employees and consultants for services are recorded as expense based upon management’s estimate of the fair value of the shares at the time of issuance and the value of services rendered.

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

In December of 2010, the Company sold 582,500 shares of common stock to accredited investors and a limited amount of non-accredited investors at $.20 per share for total consideration of $116,500. No commissions or expenses were incurred in connection with this private placement.

NOTE 3- RELATED PARTY TRANSACTIONS

The shareholders have periodically advanced the Company monies for expenses. These amounts are unsecured and bear no interest and totaled $11,500 as of December 31, 2008. During the twelve months ended December 31, 2009, Koko reduced this balance by $1,100, bringing the advances from shareholders balance to $10,400 at December 31, 2009. The balance of $10,400 was paid in full in 2010.

KOKO, LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Koko’s offices are in the home of the Company’s president on a rent free month to month basis.

NOTE 4- GOING CONCERN

During 2010, Koko incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Koko is unable to continue as a going concern.

For the immediate future the Company will raise operating capital via a private placement sale of restricted common stock to accredited investors. Koko is currently involved in its third offering of this type. Koko began its third stock offering on December 15, 2010, and it is still open. When this third stock offering is closed, the company plans to file a registration statement with the SEC in order to register all of the shares of common stock from the second and third stock offerings.

The Company is aware that in order to become profitable and competitive, they will have to be able to attract customers and generate significant revenues. Koko has no assurance that future equity or debt financing will be available to the Company. If this additional financing is not available, Koko may be unable to continue, develop or expand their operations. In addition, equity financing could result in additional dilution to existing shareholders.

NOTE 5 - INCOME TAXES

Koko has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2010, Koko had net operating losses of approximately $165,500, which begins to expire in 2028.

Significant components of Koko’s deferred income tax assets at December 31, 2010 and 2009 are as follows:

	Years Ended
	12/31/10	12/31/09
Deferred income tax asset	$54,409	37,000
Valuation allowance	(54,409)	(37,000)
Net deferred tax asset	$-0-	$-0-

NOTE 6 – SUBSEQUENT EVENTS

The Company reviewed their corporate and accounting records and determined that there were no reportable events subsequent to December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by Malone Bailey LLC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)
Gregory Ruff	53	president, principal accounting officer, principal
		executive officer, principal financial officer, secretary,
		treasurer and sole member of the board of directors

Craig Littler	69	vice president

Background of officers and directors

Gregory Ruff

Since our inception, Gregory Ruff has been our president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors. From January 1, 2009 to August 2009, Mr. Ruff was a registered representative with Spartan Securities Group Ltd. in its Spokane, Washington office. Spartan Securities Group Ltd. is a broker-dealer registered with the Securities and Exchange Commission and the Financial Industry Regulatory Authority. From July 2007 to July 2010, Mr. Ruff was the president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors of QE Brushes, Inc., a Nevada corporation. QE Brushes completed a reverse merger with Virtual Medical International, Inc. Mr. Ruff resigned as its president, secretary, treasurer, and CFO. Since December 2006, Mr. Ruff has been engaged in making personal investments for his own benefit. From 1996 to December

2006, Mr. Ruff was employed as a trader and registered representative with Public Securities Company, a broker-dealer registered with the Securities and Exchange Commission and the Financial Industry Regulatory Authority (FINRA) located in Spokane, Washington. Mr. Ruff’s duties included assisting companies in their 15C2-11 filing process for listings on the OTCBB and Pink Sheets as well as raising venture capital. Mr. Ruff graduated from Gonzaga University in 1981 with a BBA in accounting and from Pepperdine School of Law in 1984 with a Juris Doctorate.

Craig Littler

Since our inception, Craig Littler has been our vice president. From July 2007 to July 2010, Mr. Littler was a member of the board of directors of QE Brushes, Inc., a Nevada corporation. QE Brushes completed a reverse merger with Virtual Medical International, Inc. and Mr. Littler resigned as its vice president. From 1995 to 2002, Mr. Littler owned and operated Executive Recruiting Company. Mr. Littler graduated from the American Academy of Dramatic Arts with a theatre/drama degree in 1963. Mr. Littler has worked as an actor since 1961.

Conflicts of Interest

We believe that Messrs. Ruff and Littler will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Messrs. Ruff and Littler resign as officers and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Ruff and Littler have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as Exhibit 99.1 to our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2010.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.2 our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2010.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through December 31, 2010, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Nonqual-
						Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	2010	0	0	0	0	0	0	0	0
President & Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Craig Littler	2010	0	0	0	0	0	0	0	0
Vice President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

We have not paid any salaries in 2011 and we do not anticipate paying any salaries at any time in 2011. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending December 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

Name of	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Gregory Ruff	5,000,000	62.79%

Craig Littler	1,250,000	15.70%

All officers and directors as a group
(2 individuals)	6,250,000	78.49%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

We obtained an exclusive three year license from Mr. Ruff, to market and manufacture the steak timer. We have agreed to pay all costs associated with the development, manufacturing, and marketing of the steak timer. We also will pay Mr. Ruff a 20% royalty on the Net Factory Sales Price defined as follows: The gross factory selling price of the product or the US importer’s gross selling price if the steak timer is manufactured abroad, less usual trade discounts actually allowed, but not including advertising allowances or fees or commissions paid to our employees or agents. The Net Factory Sales Price shall not include packing costs, if itemized separately, import and export taxes, excise and other sales taxes, and custom duties, and costs of insurance and transportation, if billed separately, from the place of manufacture if in the US, or from the place of importation if manufactured abroad, to the customer’s premises or next point of distribution or sale. Bona fide returns may be deducted from units shipped into computing the royalty payable after such returns are made.

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

2010	$11,826	MaloneBailey LLP
2009	$11,500	MaloneBailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0.00	MaloneBailey LLP
2009	$0.00	MaloneBailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0.00	MaloneBailey LLP
2009	$0.00	MaloneBailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0.00	MaloneBailey LLP
2009	$0.00	MaloneBailey LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/1/010	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/1/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April 2011.

KOKO LTD.

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

GREGORY RUFF	President, Principal Executive Officer,	April 13, 2011
Gregory Ruff	Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/1/010	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/1/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2