Form 10-Q
period 2011-03-31
KOKO LTD.
filed 2011-05-16
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
8,562,500 as of May 9, 2011.

KOKO, LTD.

For the Quarter Ended March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL INFORMATION

KOKO, LTD.
(A Development Stage Company)
Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$95,664	$111,592
Inventory	94,739	94,994
Total Assets	$190,403	$206,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,208	$1,000
Total Current Liabilities	1,208	1,000

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized,
8,562,500 and 8,545,000 shares issued and outstanding, respectively	86	86
Additional paid-in capital	384,514	381,014
Deficit accumulated during the development stage	(195,405)	(175,514)

Total Stockholders’ Deficit	189,195	205,586

Total Liabilities and Stockholders' Deficit	$190,403	$206,586

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses (Unaudited)

			From Inception
			(June 19, 2007)
	Three Month Period		Through
	Ended March 31,		March 31,
	2011	2010	2011
GROSS REVENUES	$60	$-	$5,820
Cost of goods sold	38	-	4,588
GROSS PROFIT	22	-	1,232

OPERATING EXPENSES:
Legal fees	$12,956	$7,516	$69,616
Promotional expense	218	-	218
Accounting fees	3,890	3,500	47,885
Office expense	2,104	4,447	21,162
License and fees	-	315	11,124
Travel expense	746	-	746
Product development costs	-	3,943	45,886
Total operating expenses	19,914	19,721	196,637

Net Loss	$(19,892)	$(19,721)	$(195,405)

Weighted average number of shares issued	8,560,167	8,324,800
Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
			(June 19, 2007)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(19,892)	$(19,721)	$(195,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Inventory	256	(48,000)	(94,737)
Accounts payable	208	414	1,208
Total Cash (Used) by Operating Activities	(19,428)	(67,307)	(278,936)

Cash Flows From Financing Activities
Payment on advances from shareholders	-	(6,200)	-
Sale of common stock to founder	-	-	1,300
Sale of common stock	3,500	87,000	373,300
Total Cash Provided by Financing Activities	3,500	80,800	374,600

Net Increase in Cash	(15,928)	13,493	95,664

Cash at Beginning of Period	111,592	156,057	-

Cash at End of Period	$95,664	$169,550	$95,664

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements of Koko, LTD. (Koko, “The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2010, included in The Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2011.

NOTE 2 – GOING CONCERN

During the three months ended March 31, 2011, Koko incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Koko is unable to continue as a going concern.

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

           We are a development stage corporation and have not yet generated significant or continuing revenues from our business operations. Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2010. The Company raised $3,500 from the sale of 17,500 shares of common stock during the quarter ended March 31, 2011. The Company does anticipate increased sales of its product during the next twelve months. There is no assurance that sales will materially increase during the next twelve months or that the current working capital position will be sufficient to meet unexpected obligations within that same time period.

Material Changes in Results of Operations

During the three months ended March 31, 2011, the Company had minimal revenues of $60 and incurred operating expenses of $19,913, which were primarily comprised of legal and accounting fees and office expenses. During the comparable three month period ended March 31, 2010, the Company had no revenues and incurred operating expenses of $19,721, which were primarily comprised of product development, office expenses, and legal and accounting fees.

Material Changes in Financial Condition

In order to meet our continuing need for cash, we raised $3,500 from the sale of common stock during the three months ended March 31, 2011. At this time, the Company has not decided if it will raise more cash through the sale of common stock during the second quarter of 2011.

As of March 31, 2011, the Company had total current assets of $190,403 and $1,208 in current liabilities for a working capital balance of $189,195. The Company believes that its cash balance of $95,664 as of March 31, 2011 is sufficient to pay all recurring expenses and current accounts payable during the next twelve month period. Since management of the Company likes to maintain a healthy cash balance, this does not mean that the Company will not pursue additional equity financing during the next twelve months if financing terms are acceptable. As of December 31, 2010, the Company had current assets of $206,586 and current liabilities of $1,000, for a working capital balance of $205,586. The decrease in current assets of $16,183 from December 31, 2010 to March 31, 2011 resulted primarily from a decrease in cash of $15,928 and an decrease in inventory of $255.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2011.

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