Form 10-Q
period 2011-06-30
KOKO LTD.
filed 2011-08-15
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
8,587,500 as of August 12, 2011.

KOKO, LTD.
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL INFORMATION

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$75,990	$111,592
Inventory	94,549	94,994
Total Assets	$170,539	$206,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,730	$1,000
Total Current Liabilities	1,730	1,000

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized, no shares issued or outstanding	-	-

Common stock, $.00001 par, 100,000,000 shares authorized, 8,587,500 and 8,545,000 shares issued and outstanding, respectively	87	86
Additional paid-in capital	389,514	381,014
Deficit accumulated during the development stage	(220,792)	(175,514)

Total Stockholders’ Equity	168,809	205,586

Total Liabilities and Stockholders' Equity	$170,539	$206,586

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					From Inception
					(June 19, 2007)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
GROSS REVENUES	405	-	465	-	6,225
Cost of goods sold	190	-	228	-	4,778
GROSS PROFIT	215	-	237	-	1,447

OPERATING EXPENSES:
Legal fees	$11,926	$7,085	$24,882	$14,601	$81,543
Accounting fees	10,408	7,536	14,298	11,036	58,293
Office expense	3,167	1,853	6,235	6,300	25,293
License and fees	-	148		463	11,124
Professional fees	100	575	100	4,517	100
Product development costs	-	-	-	-	45,886
Total operating expenses	25,601	17,197	45,515	36,917	222,239

Net Loss	$(25,386)	$(17,197)	$(45,278)	$(36,917)	$(220,792)

Weighted average number of shares outstanding	8,576,511	8,417,445	8,568,667	8,370,167
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(45,278)	$(36,917)	$(220,792)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services	-	-	10,000
Changes in assets and liabilities:
Inventory	445	(96,044)	(94,549)
Accounts payable	730	48,046	1,730
Total Cash Used by Operating Activities	(44,103)	(84,915)	(303,611)

Cash Flows From Financing Activities
Payment on advances from shareholders	-	(9,200)	-
Sale of common stock to founder	-	-	1,300
Sale of common stock	8,501	91,500	378,301
Total Cash Provided by Financing Activities	8,501	82,300	379,601

Net Increase in Cash	(35,602)	(2,615)	75,990

Cash at Beginning of Period	111,592	156,057	-

Cash at End of Period	$75,990	$153,442	$75,990

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2 – GOING CONCERN

During the three months ended June 30, 2011, Koko incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Koko is unable to continue as a going concern.

The Company is aware that in order to become profitable and competitive, it will have to be able to attract customers and generate significant revenues.  Koko has no assurance that future equity or debt financing will be available to the Company. If this additional financing is not available, Koko may be unable to continue, develop or expand its operations. In addition, equity financing could result in additional dilution to existing shareholders.

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

We are a development stage corporation and have not yet generated significant or continuing revenues from our business operations. Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2010. The Company raised $5,000 from the sale of 25,000 shares of common stock during the quarter ended June 30, 2011. The Company hopes to increase sales of its product during the next twelve months. There is no assurance that sales will materially increase during the next twelve months or that the current working capital position will be sufficient to meet unexpected obligations within that same time period.

Material Changes in Results of Operations

During the three months ended June 30, 2011, the Company had minimal revenues of $405 and incurred operating expenses of $25,601, which were primarily comprised of legal and accounting fees and office expenses. During the comparable three month period ended June 30, 2010, the Company had no revenues and incurred operating expenses of $17,197, which were primarily comprised of office expenses, and legal and accounting fees.

Material Changes in Financial Condition

In order to meet our continuing need for cash, we raised $5,000 from the sale of common stock during the three months ended June 30, 2011. As of that date, the Company had total current assets of $170,539 and $1,730 in current liabilities for a working capital balance of $168,809. The Company believes that its cash balance of $75,990 as of June 30, 2011, is sufficient to pay all recurring expenses and current accounts payable during the next nine month period. If sales do not accelerate, the Company may be required to pursue additional equity financing within the next nine to twelve months. As of December 31, 2010, the Company had current assets of $206,586 and current liabilities of $1,000, for a working capital balance of $205,586. The decrease in current assets of $36,047 from December 31, 2010 to June 30, 2011, resulted primarily in a decrease in cash of $35,602.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2011, the company sold 25,000 shares of common stock at $.20 per share for a total cash raise of $5,000. The company plans to use this cash for normal recurring expenses. These shares were sold pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933, as amended.

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1

10.2	Manufacturing Agreement with Meri LLC.	S-1	6/13/11	10.2

10.3	License Agreement with Sharper Image.	S-1	6/13/11	10.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/01/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/01/10	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2011.

KOKO LTD.

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1

10.2	Manufacturing Agreement with Meri LLC.	S-1	6/13/11	10.2

10.3	License Agreement with Sharper Image.	S-1	6/13/11	10.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	4/01/10	99.2

99.3	Disclosure Committee Charter.	10-K	4/01/10	99.3