Form 10-Q
period 2011-09-30
KOKO LTD.
filed 2011-11-14
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53923

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12901 South Buttercup Lane
Spokane, WA   99224
(Address of principal executive offices, including zip code)

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
8,587,500 as of November 10, 2011.

KOKO, LTD.
For the Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL INFORMATION

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:

Cash	$60,638	$111,592
Inventory	94,549	94,994

Total Assets	$155,187	$206,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$321	$1,000

Total Current Liabilities	321	1,000

Stockholders' Equity

Preferred stock, $.00001 par, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized, 8,587,500 and 8,545,000 shares issued and outstanding, respectively	87	86
Additional paid-in capital	389,513	381,014
Deficit accumulated during the development stage	(234,734)	(175,514)

Total Stockholders’ Equity	154,866	205,586

Total Liabilities and Stockholders' Equity	$155,187	$206,586

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(June 19, 2007)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

GROSS REVENUES	-	5,760	465	5,760	6,225

Cost of goods sold	-	4,550	228	4,550	4,778

GROSS PROFIT	-	1,210	237	1,210	1,447

OPERATING EXPENSES:

Legal fees	$3,799	$2,028	$28,680	$16,629	$85,340
Accounting fees	5,745	3,990	20,043	15,026	64,039
Office expense	4,398	3,760	10,634	10,060	29,692
License and fees	-	637	-	1,100	11,124
Professional fees	-	651	100	5,168	100
Product development costs	-	-	-	-	45,886

Total operating expenses	13,942	11,066	59,457	47,983	236,181

Net Loss	$(13,942)	$(9,856)	$(59,220)	$(46,773)	$(234,734)

Weighted average number of shares outstanding	8,587,500	8,420,000	8,575,171	8,385,467
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Cash Flows From Operating Activities

Net Loss	$(59,220)	$(46,773)	$(234,734)

Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services			10,000

Changes in assets and liabilities:
Accounts receivable	-	(5,760)	-
Inventory	445	(94,994)	(94,549)
Accounts payable	(679)	(393)	321

Total Cash Used by Operating Activities	(59,454)	(147,920)	(318,962)

Cash Flows From Financing Activities

Payment on advances from shareholders	-	(10,400)	-
Sale of common stock to founder	-	-	1,300
Sale of common stock	8,500	91,500	378,300

Total Cash Provided by Financing Activities	8,500	81,100	379,600

Net Increase in Cash	(50,954)	(66,820)	60,638

Cash at Beginning of Period	111,592	156,057	-

Cash at End of Period	$60,638	$89,237	$60,638

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2011, Koko incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Koko is unable to continue as a going concern.

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

We are a development stage corporation and have not yet generated significant or continuing revenues from our business operations. Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2010. The Company raised $8,500 from the sale of 37,500 shares of common stock during the quarter ended September 30, 2011. The Company hopes to increase sales of its product during the next twelve months. There is no assurance that sales will materially increase during the next twelve months or that the current working capital position will be sufficient to meet unexpected obligations within that same time period.

Material Changes in Results of Operations

During the three months ended September 30, 2011, the Company had no revenues of and incurred operating expenses of $13,942, which were primarily comprised of legal and accounting fees and office expenses. During the comparable three month period ended September 30, 2010, the Company had minimal revenues of $5,760 and incurred operating expenses of $11,066, which were primarily comprised of office expenses, and legal and accounting fees.

Material Changes in Financial Condition

As of September 30, 2011, the Company had total current assets of $155,187 and $321 in current liabilities for a working capital balance of $154,866. The Company believes that its cash balance of $60,638 as of September 30, 2011, is sufficient to pay all recurring expenses and current accounts payable during the next nine month period. If sales do not accelerate, the Company may be required to pursue additional equity financing within the next nine to twelve months. As of December 31, 2010, the Company had current assets of $206,586 and current liabilities of $1,000, for a working capital balance of $205,586. The decrease in current assets of $51,399 from December 31, 2010 to September 30, 2011, resulted primarily in a decrease in cash of $50,954.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2011, the company sold 25,000 shares of common stock at $0.20 per share for a total cash raise of $5,000. The company plans to use this cash for normal recurring expenses. These shares were sold pursuant to the following exemption from registration: A Registration D 506 which was filed with the Securities and Exchange Commission on December 1, 2010.

ITEM 6.           EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1

10.2	Manufacturing Agreement with Meri LLC.	S-1	6/13/11	10.2

10.3	License Agreement with Sharper Image.	S-1	6/13/11	10.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	4/01/10	99.2

99.3	Disclosure Committee Charter.	10-K	4/01/10	99.3

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2011.

KOKO LTD.
(the “Registrant”)

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1

10.2	Manufacturing Agreement with Meri LLC.	S-1	6/13/11	10.2

10.3	License Agreement with Sharper Image.	S-1	6/13/11	10.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	4/01/10	99.2

99.3	Disclosure Committee Charter.	10-K	4/01/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X