Form 10-K
period 2011-12-31
KOKO LTD.
filed 2012-04-05
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2011: $385,688.

As of April 3, 2012, 8,587,500 shares of the registrant’s common stock were outstanding.

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

We have developed and manufactured a steak timer. The timer is owned by Mr. Ruff and licensed to us.

Steak Timer Description

The steak timer is the size of an individual hand held computer device. The timer has input fields that the user needs to make selections for such as cooking choices, if they want their steaks to finish cooking at the same time or independently of each other regardless of thickness/doneness combinations. The user can input up to four different thickness / doneness combinations. Thicknesses range from ¾ to 1 ¾ inches. Doneness ranges from rare to well done. Once this is done, the user starts the timer. The timer alerts the user when to start, rotate each steak for grill marks on both sides, flip and take steaks off heating source by audio beeps and flashing icon fields on the LCD screen. The cooking time is based upon the cooking recommendations of a well known cooking chart. Both the grill and broiler are set to high temperatures.

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

On April 26, 2009, Mr. Ruff filed a patent application for the steak timer with the United States Patent and Trademark office, application number 12/386,769. The Company decided not to pursue a patent after receiving the first round of comments from the U.S. Patent Office. We also applied for a trademark with the United States Patent and Trademark office, application number 76/701614 on February 16, 2010. This trademark has been subsequently issued to Koko, LTD.

Website

The Company has its own website describing the steak timer at www.mysteakchef.com.

Distributors process the entire order which includes product delivery. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transaction occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

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

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10	$0.24	$0.15
Third Quarter: 7/1/10 to 9/30/10	$0.74	$0.30
Second Quarter: 4/1/10 to 6/30/10	$0.80	$0.58
First Quarter: 1/1/10 to 3/31/10	$1.49	$0.15

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 10/1/11 to 12/31/11	$0.24	$0.15
Third Quarter: 7/1/11 to 9/30/11	$0.17	$0.17
Second Quarter: 4/1/11 to 6/30/11	$0.17	$0.17
First Quarter: 1/1/11 to 3/31/11	$0.17	$0.17

Holders

On April 3, 2012, we had 61 shareholders of record of our common stock.

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

We are a start-up corporation and have generated only limited revenues to date. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or generate a significant increase in sales in order to fund our operating activities. The going concern opinion has been issued because the company has generated only a limited amount of revenue through December 31, 2011 through the sale of our steak timers.

We are not going to buy or sell any plant or significant equipment during the next twelve months. We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Results of Operations

For the year ended December 31, 2011, the Company generated gross revenues of $465, compared with $5,760 in revenues for the year ended December 31, 2010. Operating expenses were $78,986 for the year ended December 31, 2011, compared to $57,374 for the year ended December 31, 2010. This increase was primarily due to an increase in professional fees, and officer compensation. The net loss increased from $56,164 in 2010 to $173,084 in 2011. This increased loss was predicated by the Company’s 100% write-off of its inventory of $94,335 during the fourth quarter of 2011 owing to the lack of sales during 2011.

Milestones

Our goal for the next twelve months is to concentrate increasing sales of our steak timers.

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

Liquidity

Since our inception on June 19, 2007, we have generated limited cumulative revenues of $6,225.  We are considered in the start-up stage of our operations.

In order to meet our needs for cash, we sold 582,500 shares of common stock in 2010 at $0.20 per share for total proceeds of $116,500, and we sold 42,500 shares of common stock also at $0.20 per share in 2011 for total proceeds of $8,500.

Our common stock trades on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA).  We have 61 shareholders of record.

As of December 31, 2011, our only asset is cash of $41,111.

Capital Resources

As of December 31, 2011, we had current assets of $41,111 (cash) compared to current assets of $206,586 as of December 31, 2010 (cash and inventory). The primary reasons for the decrease were the cash needs in order to cover operating expenses and the write off of the inventory balance of $94,335. Current liabilities decreased from $1,000 as of December 31, 2010 to $109 as of December 31, 2011.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Koko, Ltd.
(a development stage company)
Spokane, Washington

We have audited the accompanying balance sheets of Koko, Ltd. (a development stage company) (“Koko”, the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and the period from June 19, 2007 (inception) to December 31, 2011. These financial statements are the responsibility of Koko’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Koko as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from June 19, 2007 (inception) through December 31, 2011 to described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Koko will continue as a going concern. As discussed in Note 2 to the financial statements, Koko has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 4, 2012

KOKO, LTD.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$41,111	$111,592
Inventory	-	94,994
Total Assets	$41,111	$206,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109	$1000
Total current liabilities:	109	1,000

Stockholders' Equity
Preferred stock, $.00001 par, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized, 8,587,500 and 8,545,000 shares issued and outstanding, respectively	86	86
Additional paid-in capital	389,514	381,014
Deficit accumulated during the development stage	(348,598)	(175,514)

Total Stockholders’ Equity	41,002	205,586

Total Liabilities and Stockholders' Equity	$41,111	$206,586

The accompanying notes are an integral part of these audited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Operations

			From Inception
			(June 19, 2007)
			Through
	December 31,		December 31,
	2011	2010	2011
GROSS REVENUES	$465	$5,760	$6,225
Cost of goods sold	228	4,550	4,778
GROSS PROFIT	237	1,210	1,447

OPERATING EXPENSES:
Legal and professional fees	31,700	18,229	88,360
Accounting fees	23,953	18,746	67,949
Office expense	12,378	15,632	31,436
License and fees	955	1,199	12,079
Officer compensation	10,000	-	10,000
Product development costs	-	3,568	45,886
Loss on write-off of inventory	94,335	-	94,335
Total operating expenses	173,321	57,374	350,045

Net Loss	$(173,084)	$(56,164)	$(348,598)

Weighted average number of common shares subscribed	8,575,193	8,399,550
Basic and diluted net loss per common share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these audited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit
				Accumulated
	Common Stock Issued		Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total

BALANCE, June 19, 2007 (Date of inception)	-	$-	$-	$-	$-

Sale of common stock to founder
at inception for cash at $.00026	5,000,000	50	1,250	-	1,300
Sale of common stock for :
Cash at $.01024	273,438	3	2,797		2,800
Services at $.01024	976,562	10	9,990		10,000
Net loss	-	-	-	(25,020)	(25,020)
BALANCE, December 31, 2007	6,250,000	63	14,037	(25,020)	(10,920)

Sale of common stock for :
Cash at $.10	920,000	9	91,991	-	92,000
Net loss	-	-	-	(18,800)	(18,800)
BALANCE, December 31, 2008	7,170,000	72	106,028	(43,820)	62,280

Sale of common stock for :
Cash at $.20	792,500	8	158,492	-	158,500
Net loss	-	-	-	(75,530)	(75,530)
BALANCE, December 31, 2009	7,962,500	80	264,520	(119,350)	145,250

Sale of common stock for :
Cash at $.20	582,500	6	116,494	-	116,500
Net loss	-	-	-	(56,164)	(56,164)
BALANCE, December 31, 2010	8,545,000	$86	$381,014	$(175,514)	$205,586

Sale of common stock for :
Cash at $.20	42,500	-	8,500	-	8,500
Net loss	-	-	-	(173,084)	(173,084)
BALANCE, December 31, 2011	8,587,500	$86	$389,514	$(348,598)	$41,002

The accompanying notes are an integral part of these audited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(June 19, 2007)
			Through
	December 31,		December 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net Loss	$(173,084)	$(56,164)	$(348,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock subscribed for services	-	-	10,000
Write-down of inventory	94,335	-	94,335
Changes in assets and liabilities:
Inventory	659	(94,994)	(94,335)
Accounts payable	(891)	593	109
Total Cash Used by Operating Activities	(78,981)	(150,565)	(338,489)

Cash Flows From Financing Activities
Advances from shareholders	-	(10,400)	-
Sale of common stock to founder	-	-	1,300
Sale of common stock	8,500	116,500	378,300
Total Cash Provided by Financing Activities	8,500	106,100	379,600

Net Increase in Cash	(70,481)	(44,465)	41,111

Cash at Beginning of Period	111,592	156,057	-

Cash at End of Period	$41,111	$111,592	$41,111

Supplemental Disclosure of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

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

Inventory policy - Inventories are stated at the lower of cost or market. The first–in, first–out (FIFO) method is used to determine cost. During the fourth quarter of 2011, the Company determined to write off all of its inventory of steak timers due to the inability to create a viable sales market for these items.

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

NOTE 2- GOING CONCERN

During 2011, Koko incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Koko is unable to continue as a going concern.

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

NOTE 3 – COMMON STOCK

During the year ended December 31, 2011, the Company sold 42,500 shares of common stock to accredited and non-accredited investors at $.20 per share for total consideration of $8,500. No commissions or expenses were incurred in connection with this private placement.

NOTE 4 - INCOME TAXES

Koko has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2011, Koko had net operating losses of  $254,263, which begin to expire in 2029.

KOKO, LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Significant components of Koko’s deferred income tax assets at December 31, 2011 and 2010 are as follows:

	Years Ended
	12/31/2011	12/31/2010
Deferred income tax asset	$85,492	$54,409
Valuation allowance	(85,492)	(54,409)
Net deferred tax asset	$-0-	$-0-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2011, included in this report have been audited by MaloneBailey LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report. Any material that may occur is first reported to our security attorney so that it is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Any material event that does occur unexpectedly is also reported immediately to our security attorney so that it is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. This being said, limited access and usage to and of company records, bank account, credit card, the company office and premises, computers, and decision making has assisted  Koko in meeting these objectives and criteria as evidenced that there have been no errors or fraud to date since the company’s inception.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Periodic re assessment of these controls may assist Koko in these future control risks.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective. Should the facts or operations of the Company change in the future, the Company will change and adjust these policies to reflect these changes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)
Gregory Ruff	54	president, principal accounting officer, principal
		executive officer, principal financial officer, secretary,
		treasurer and sole member of the board of directors

Craig Littler	70	vice president

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through December 31, 2011, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Nonqual-
						Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	2011	0	0	0	0	0	0	0	0
President & Treasurer	2010	0	0	0	0	0	0	0	0

Craig Littler	2011	0	0	0	0	0	0	0	0
Vice President	2010	0	0	0	0	0	0	0	0

We have not paid any salaries in 2011 and we do not anticipate paying any salaries at any time in 2012. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending December 31, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gregory Ruff	$10,000	0	0	0	0	0	0

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

Name of		Number of	Percentage of
Beneficial Owner	Position	Shares	Ownership

Gregory Ruff	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors	5,000,000	58.23%

Craig Littler	Vice President	1,250,000	14.56%

All officers and directors as a group
(2 individuals)		6,250,000	72.79%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

2011	$14,595	MaloneBailey LLP
2010	$11,826	MaloneBailey LLP

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0.00	MaloneBailey LLP
2010	$0.00	MaloneBailey LLP

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0.00	MaloneBailey LLP
2010	$0.00	MaloneBailey LLP

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0.00	MaloneBailey LLP
2010	$0.00	MaloneBailey LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of April, 2012.

KOKO LTD.

BY:	GREGORY RUFF
Gregory Ruff
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

GREGORY RUFF	President, Principal Executive Officer, Principal Accounting Officer, Principal	April 4, 2012
Gregory Ruff	Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/1/010	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/1/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X