Form 10-Q
period 2012-03-31
KOKO LTD.
filed 2012-05-15
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
8,587,500 as of May 10, 2012.

KOKO, LTD.
For the Quarter Ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL INFORMATION.

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$34,964	$41,111
Inventory	-	-
Total Assets	$34,964	$41,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$697	$109
Total Current Liabilities	697	109

STOCKHOLDERS' EQUITY
Preferred stock, $.00001 par, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.00001 par, 100,000,000 shares authorized, 8,587,500 shares issued and outstanding	86	86
Additional paid-in capital	389,514	389,514
Deficit accumulated during the development stage	(355,333)	(348,598)

Total Stockholders’ Equity	34,267	41,002

Total Liabilities and Stockholders' Equity	$34,964	$41,111

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			(June 19, 2007)
	Three Month Period		Through
	Ended March 31,		March 31,
	2012	2011	2012

GROSS REVENUES	$-	$60	$6,225
Cost of goods sold	-	38	4,778
GROSS PROFIT	-	22	1,447

OPERATING EXPENSES:
Legal and professional fees	-	12,956	88,360
Accounting fees	3,500	3,890	71,449
Office expense	3,235	3,068	34,671
License and fees	-		12,079
Officer compensation	-		10,000
Product development costs	-		45,886
Loss on write-off of inventory	-		94,335
Total operating expenses	6,735	19,914	356,780

Net Loss	$(6,735)	$(19,892)	$(355,333)

Weighted average number of common shares subscribed	8,587,500	8,560,167
Basic and diluted net loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Three Months Ended		Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash Flows From Operating Activities

Net Loss	$(6,735)	$(19,892)	$(355,333)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed for services		-	10,000
Write-down of inventory			94,335
Changes in assets and liabilities:
Inventory		256	(94,334)
Accounts payable	588	208	696
Total Cash (Used) by Operating Activities	(6,147)	(19,428)	(344,636)

Cash Flows From Financing Activities

Sale of common stock to founder	-	-	1,300
Sale of common stock	-	3,500	378,300
Total Cash Provided by Financing Activities	-	3,500	379,600

Net Increase (Decrease) in Cash	(6,147)	(15,928)	34,964

Cash at Beginning of Period	41,111	111,592	-

Cash at End of Period	$34,964	$95,664	$34,964

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements of Koko, LTD. (Koko, “the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2011, included in The Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2012.

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

We are a development stage corporation and have not yet generated significant or continuing revenues from our business operations. Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2011.

Material Changes in Results of Operations

During the three months ended March 31, 2012, the Company had no revenues and incurred operating expenses of $6,735, which were primarily comprised of legal and accounting fees and office expenses. During the comparable three month period ended March 31, 2011, the Company had minimal revenues of $60 and incurred operating expenses of $19,914, which were primarily comprised of office expenses, and legal and accounting fees.

Material Changes in Financial Condition

As of March 31, 2012, the Company had total current assets of $34,964 and $697 in current liabilities for a working capital balance of $34,267. The Company believes that its cash balance of $34,964 as of March 31, 2012, is sufficient to pay all recurring expenses and current accounts payable during the next six month period. As of December 31, 2011, the Company had current assets of $41,111 and current liabilities of $109, for a working capital balance of $41,002. The decrease in current assets of $6,147 from December 31, 2011 to March 31, 2012, resulted from a decrease in cash of $6,147.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                 RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

14.1	Code of Ethics.	10-K	4/01/10	14.1

10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1

10.2	Manufacturing Agreement with Meri LLC.	S-1	6/13/11	10.2

10.3	License Agreement with Sharper Image.	S-1	6/13/11	10.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter.	10-K	4/01/10	99.2

99.3	Disclosure Committee Charter.	10-K	4/01/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2012.

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