Form 10-Q
period 2012-06-30
KOKO LTD.
filed 2012-08-09
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53923

KOKO LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2727 East 53rd Avenue, Ste. #F-302
Spokane, WA   99223
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
8,625,000 as of August 6, 2012.

KOKO, LTD.
For the Quarter Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL INFORMATION.

KOKO, LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$10,534	$41,111
Total Assets	$10,534	$41,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$760	$109
Total Current Liabilities	760	109

STOCKHOLDERS' EQUITY
Preferred stock, $.00001 par, 100,000,000 shares authorized, no shares issued or outstanding	-	-

Common stock, $.00001 par, 100,000,000 shares authorized, 8,625,000 and 8,587,500 shares issued and outstanding respectively	86	86
Additional paid-in capital	397,014	389,514
Deficit accumulated during the development stage	(387,326)	(348,598)

Total Stockholders’ Equity	9,774	41,002

Total Liabilities and Stockholders' Equity	$10,534	$41,111

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Operations
Unaudited

					From Inception
					(June 19, 2007)
	Three Month Period		Six Month Period		Through
	Ended June 30,		Ended June 30,		June 30,
	2012	2011	2012	2011	2012
GROSS REVENUES	$-	$405	$-	$465	$6,225
Cost of goods sold	-	190	-	228	4,778
GROSS PROFIT	-	215	-	237	1,447

OPERATING EXPENSES:
Promotional expense	9,000	-	9,000	-	9,000
Legal and professional fees	11,059	12,026	11,059	24,982	99,419
Accounting fees	8,581	10,408	12,081	14,298	80,030
Office expense	3,101	3,167	6,336	6,235	37,772
License and fees	252	-	252	-	12,331
Officer compensation	-	-	-	-	10,000
Product development costs	-	-		-	45,886
Loss on write-off of inventory	-	-		-	94,335
Total operating expenses	31,993	25,601	38,728	45,515	388,773

Net Loss	$(31,993)	$(25,386)	$(38,728)	$(45,278)	$(387,326)

Weighted average number of common shares subscribed	8,602,473	8,576,511	8,594,986	8,568,667

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

KOKO, LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(June 19, 2007)
	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net Loss	$(38,728)	$(45,278)	$(387,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock subscribed for services	-	-	10,000
Loss on disposal of inventory	-	-	94,335
Changes in assets and liabilities:
Inventory	-	445	(94,335)
Accounts payable	651	730	760
Total Cash Used in Operating Activities	(38,077)	(44,103)	(376,566)

Cash Flows From Financing Activities
Sale of common stock to founder	-	-	1,300
Sale of common stock	7,500	8,501	385,800
Total Cash Provided by Financing Activities	7,500	8,501	387,100

Net Increase (Decrease) in Cash	(30,577)	(35,602)	10,534

Cash at Beginning of Period	41,111	111,592	-

Cash at End of Period	$10,534	$75,990	$10,534

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE 2 – GOING CONCERN

During the three and six month periods ended June 30, 2012, Koko incurred net losses and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Koko is unable to continue as a going concern.

The Company is aware that in order to become profitable and competitive, it will have to generate significant revenues.  Koko has no assurance that future equity or debt financing will be available to the Company. If this additional financing is not available, Koko may be unable to continue, develop or expand its operations. In addition, equity financing could result in additional dilution to existing shareholders.

NOTE 3 – COMMON STOCK

In May 2012, the Company sold 37,500 shares of common stock to accredited investors at $0.20 per share for total consideration of $7,500. No commissions or expenses were incurred in connection with this private placement.

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

Material Changes in Results of Operations

During the six months ended June 30, 2012, the Company had no revenues and incurred operating expenses of $38,728, which were primarily comprised of legal and accounting fees and promotional expenses. During the comparable six-month period ended June 30, 2011, the Company had minimal revenues of $465 and incurred operating expenses of $45,278, which were primarily comprised of office expenses, and legal and accounting fees.

Material Changes in Financial Condition

As of June 30, 2012, the Company had total current assets of $10,534 and $760 in current liabilities for a working capital balance of $9,774. The Company believes that its cash position of $10,534 as of June 30, 2012 is insufficient to pay recurring expenses and accounts payable during the ensuing six months. Therefore, it is imperative that the Company raise sufficient cash through the possible sale of common stock or by some other method. There is no guarantee that the Company will be able to raise sufficient cash during the next six months. As of December 31, 2011, the Company had current assets of $41,111 and current liabilities of $109, for a working capital balance of $41,002. Therefore, there was a decrease in cash of $30,577 from December 31, 2011 to June 30, 2012.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2012.

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