Form 10-Q
period 2012-09-30
Cardinal Energy Group, Inc.
filed 2012-11-19
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53923

CARDINAL ENERGY GROUP, INC.
formerly, Koko Ltd.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2665 Fairfax Drive
Upper Arlington, OH   43220
(Address of principal executive offices, including zip code)

(614) 459-4959
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
34,500,000 as of November 9, 2012. The foregoing reflects a 1 for 2.5 reverse stock split which occurred on November 2, 2012.

CARDINAL ENERGY GROUP, INC.
For the Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL INFORMATION.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$1,348	$111
Available for sale securities, at market	7,700	4,620

Total Current Assets	9,048	4,731

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,134 and $6,122 respectively	7,963	9,975

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	1,229,584	1,304,584

OTHER ASSETS
Security deposit	1,000	1,000

Total Other Assets	1,000	1,000

TOTAL ASSETS	$1,247,595	$1,320,290

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,992	$11,925
Related party payables	38,992	10,022

Total Current Liabilities	52,984	21,947

LONG-TERM LIABILITIES
Asset retirement obligation	4,072	3,986

Total Long-Term Liabilities	4,072	3,986

TOTAL LIABILITIES	57,056	25,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 34,500,000 and 31,050,000 shares issued and outstanding, respectively	345	310
Additional paid-in capital	3,547,843	3,547,878
Accumulated other comprehensive loss	(2,209,900)	(2,212,980)
Retained deficit	(147,749)	(40,851)

TOTAL STOCKHOLDERS' EQUITY	1,190,539	1,294,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,247,595	$1,320,290

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES
Oil and gas revenues	$54	$1,200	$1,575	$4,800

Total Revenues	54	1,200	1,575	4,800

OPERATING EXPENSES
Well operating costs	436	2,103	2,965	3,003
Depreciation and amortization expense	643	592	2,012	1,775
Accretion expense	28	-	86	-
Bad debt expense	20,000	-	20,000	-
General and administrative	45,535	4,384	83,410	18,194

Total Operating Expenses	66,642	7,079	108,473	22,972

LOSS FROM OPERATIONS	(66,588)	(5,879)	(106,898)	(18,172)

OTHER EXPENSES
Net Interest income (expense)	-	9	-	9

Total Other Expenses	-	9	-	9

NET LOSS	$(66,588)	$(5,870)	$(106,898)	$(18,163)

OTHER COMPREHENSIVE LOSS
Change in value of investments	-	(6,160)	3,080	(7,700)

NET COMPREHENSIVE LOSS	$(66,588)	$(12,030)	$(103,818)	$(25,863)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding (basic and diluted)	31,350,000	31,050,000	31,151,099	31,050,000

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Stockholders' Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2011	31,050,000	310	3,547,878	(40,851)	(2,212,980)	1,294,357

Recapitalization pursuant to acquisition of Koko, Ltd.	3,450,000	35	(35)	-	-	-

Change in fair value of investments					3,080	3,080

Net loss for nine months ended September 30, 2012	-	-	-	(106,898)	-	(106,898)

Balance at September 30, 2012	34,500,000	$345	$3,547,843	$(147,749)	$(2,209,900)	$1,190,539

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,898)	$(18,163)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on sale of asset	-	1,595
Bad debt expense	20,000	-
Depreciation	2,012	1,775
Accretion	86	-
Changes in operating assets and liabilities:
Accounts receivable – related party	-	(223)
Other Assets	-	(1,000)
Accounts Payable – related party	18,992	-
Accounts payable and accrued expenses	2,067	4,794

Net Cash Used in Operating Activities	(63,741)	(11,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on note receivable	(20,000)	-
Sale of oil properties	75,000	-

Net Cash Provided by Investing Activities	55,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	-	12,994
Cash received on notes payable - related party	22,000	-
Re-payments of notes payable – related party	(12,022)	(599)
Bank overdraft	-	(1,095)

Net Cash Provided by Financing Activities	9,978	11,300

NET INCREASE IN CASH	1,237	78
CASH AT BEGINNING OF PERIOD	111	-

CASH AT END OF PERIOD	$1,348	$78

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$3,080	$(7,700)
Loan Settled by Fixed Assets	$-	$21,468

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Condensed Financial Statements (Unaudited)
For the Periods Ended September 30, 2012 and December 31, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, LLC (the “Company”) was organized as a Limited Liability Company (“LLC”) on March 10, 2009 under the laws of the State of Ohio.

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas.  The Company sells its oil and gas products primarily to domestic purchasers of oil & gas production. Its operations are presently focused in the State of California. The recoverability of the capitalized exploration and development costs for these properties is dependent upon the existence of economically recoverable reserves, the ability to obtain the necessary financing to complete exploration and development, and future profitable production or proceeds from disposition of such property.

Effective September 23, 2012 the Company entered into a Share Exchange Agreement with Koko Ltd., a Nevada company (“Koko”), whereby the Company agreed to issue 100 percent of its issued and outstanding shares of common stock in exchange for Koko issuing the shareholders of the Company 31,050,000 shares of Koko.  The transaction was accounted for as a reverse-merger recapitalization with Koko the acquirer for legal purposes and the Company the acquirer for accounting purposes.  Pursuant to this agreement the Company changed its corporate name from Cardinal Energy Group, LLC to Cardinal Energy Group, Inc.  The shareholders of Koko retained 3,450,000 common shares in the transaction.  The number of authorized shares in the surviving entity remained at 100,000,000.

Basis of Presentation and Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported year.  Actual results may differ from those estimates.

Revenues and direct operating expenses of the California properties represent members’ interest in the properties acquired for the periods prior to the closing date and are presented on the accrual basis of accounting and in accordance with generally accepted accounting principles. The financial statements presented are not indicative of the results of operations of the acquired properties going forward due to changes in the business and inclusion of the above mentioned expenses.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Condensed Financial Statements (Unaudited)
For the Periods Ended September 30, 2012 and December 31, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

During the nine months ended September 30, 2012, the Company sold interest in its oil and gas properties for $75,000.  The sales were recorded as a reduction in the basis in the properties and no gain or loss was realized on the transactions.

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At September 30, 2012 and December 31, 2011, no reserve for allowance for doubtful accounts was needed.

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company currently utilizes production revenues to fund its operating expenses.  The Company’s minimal cash flows from operations, projected cost of capital improvements of the oil and gas wells, and its projected operating losses to be incurred raise substantial doubt about its ability to continue as a going concern.  The Company plans to use additional equity financing through fiscal year 2012 to fund potential acquisitions and business expansion.

NOTE 3 - STOCKHOLDERS’ EQUITY

At September 30, 2012, the Company had 100,000,000 shares of common stock authorized and 34,500,000 shares of common stock issued and outstanding.

On September 23, 2012, the Company issued 3,450,000 shares in the reverse merger described in Note 1 which were valued at $0, which is the amount of the net assets and liabilities assumed in the recapitalization.

NOTE 4 – NOTE RECEIVABLE

The Company has a note receivable for $20,000. The note was due in October 2012 with accrued interest at 4% per annum.  The note is currently in default.  The Company fully allowed for the note receivable and recorded $20,000 of bad debt expense as of September 30, 2012.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Condensed Financial Statements (Unaudited)
For the Periods Ended September 30, 2012 and December 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 the Company received loans from its controlling member of $10,022. The loan was repaid in full during the nine months ended September 30, 2012.

During the period ended September 30, 2012 the Company received $20,000 from a related-party in the form of a note payable.  The note is unsecured, bears no interest, and is due on demand.

During the period ended September 30, 2012 the Company received additional cash advances of $2,000 from a related party. The advances were paid in full during the nine months ended September 30, 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. There is no litigation or contingencies that require accrual or disclosure as of September 30, 2012 and December 31, 2011.

NOTE 7 – SUBSEQUENT EVENTS

In October the Company approved a one for two and a half reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on November 5, 2012 and as a result of the reverse stock split, the issued and outstanding shares of the Company’s common stock decreased to 34,500,000 shares, without any change in the par value of such shares. These financial statements and accompanying notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

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

We are engaged in the business of exploring, purchasing, developing and operating oil and gas leases.

We intend to acquire additional producing and non-producing oil and gas properties in future.

We have nominal revenues, have achieved losses since inception, have limited operations, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations. We are concentrating on acquiring producing and non-producing properties in the United States.  We currently own interests in oil and gas leases located in the states of California and Ohio.  We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties.  We also may drill and own interests without such strategic partners.

This discussion relates to Cardinal Energy Group, Inc. and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K filed with the SEC on October 4, 2012.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months

Exploration	$6,865,000
Operations	$208,000
Administrative	$500,643

Currently, we do not have sufficient capital on hand or expected from production from our properties to complete our proposed budget and maintain operations for the current year.  Accordingly we will have to raise additional capital through the sale of our common or preferred stock or from loans from our officers and directors or unrelated third parties.  As of the date of this report, we have not entered into any agreements with anyone to provide us with capital through the sale of capital stock or through loans.

Currently, based upon our current resources, we believe we can maintain operations through 2013.

We are focused on growth via the reworking of marginal oil and gas wells in mature but marginally producing fields that have significant proven reserves yet to be produced throughout the Appalachian Basin.  Many of these wells were drilled during the boom time of the early 1980’s.  Newer production theories and technology make it possible to re-enter these older wells that have been ‘walked away from’ by their original operators.

Results of Operations

Three Months Ended September 30, 2012

Oil and Gas Revenues

For the three months ending September 30, 2012 oil and gas revenues decreased to $54 compared to $1,200 for the three months ending September 30, 2011. The decrease was due to our wells declining production. Our wells will need to be reworked to bring production up to prior levels.

Lease Operating Expense

For the three months ending September 30, 2012 well operating costs decreased to $436 compared to $2,103 for the three months ending September 30, 2011. The decrease was due to our wells declining production. Our wells will need to be reworked to bring production up to prior levels.

General and Administrative Expenses

For the three months ending September 30, 2012 general and administrative expenses increased to $45,535 compared to $4,384 for the three months ending September 30, 2011.The increase was due to legal and accounting expenses incurred to prepare for our merger with a public company.

Bad Debt Expense

The Company recorded $20,000 of bad debt expense during the three months ended September 30, 2012 related to a Note Receivable.

Depreciation, Depletion and Amortization

For the three months ending September 30, 2012 depreciation, depletion and amortization expense increased to $643 compared to $592 for the three months ending September 30, 2011. The increase was due to a change in the estimate life of the assets.

Net Loss

For the three months ending September 30, 2012 our net loss was $66,588 compared to a net loss of $5,870 for the three months ending September 30, 2011. The increase was legal and accounting expenses incurred to prepare for our merger with a public company.

Nine Months Ended September 30, 2012

Oil and Gas Revenues

For the nine months ending September 30, 2012 oil and gas revenues decreased to $1,575 compared to $4,800 for the nine months ending September 30, 2011. The decrease was due to our wells declining production. Our wells will need to be reworked to bring production up to prior levels.

Lease Operating Expense

For the nine months ending September 30, 2012 well operating costs decreased to $2,965 compared to $3,003 for the nine months ending September 30, 2011. The decrease was due to our wells declining production. Our wells will need to be reworked to bring production up to prior levels.

General and Administrative Expenses

For the nine months ending September 30, 2012 general and administrative expenses increased to $83,410 compared to $18,194 for the nine months ending September 30, 2011.The increase was due to legal and accounting expenses incurred to prepare for our merger with a public company.

Bad Debt Expense

The Company recorded $20,000 of bad debt expense during the nine months ended September 30, 2012 related to a Note Receivable.

Depreciation, Depletion and Amortization

For the nine months ending September 30, 2012 depreciation, depletion and amortization expense increased to $2,012 compared to $1, 775 for the nine months ending September 30, 2011. The increase was due to a change in the estimate life of the assets.

Net Loss

For the nine months ending September 30, 2012 our net loss was $106,898 compared to a net loss of $18,163 for the nine months ending September 30, 2011. The increase was legal and accounting expenses incurred to prepare for our merger with a public company.

BALANCE SHEET

Accounts Payable Related Party

The company had related party payables of $38,992 as of September 30, 2012.

Workovers

We did not undertake any substantial workovers during 2012. As of the date of this filing, we have no plans to undertake any workovers pending receipt of additional capital.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Capital Resources and Liquidity

We used cash in operations of $63,741 during the nine months ended September 30, 2012 compared to $11,222 during the nine months ended September 30, 2011. The increase was due to the increased loss from operations as a result of costs incurred in the process of going public.

We were provided net cash from investing activates of $55,000 during the nine months ended September 30, 2012 compared to $0 during the nine months ended September 30, 2011. In 2012, $75,000 came from the sale of oil properties. We used $20,000 in 2012 to make issue a note receivable.

We were provided $9,978 of net cash from financing activities during the nine months ended September 30, 2012 compared to $11,300 during the same period in 2011. The funds came from related party loans and contributed captial. In 2011 we used $1,095 to repay a bank overdraft.

At September 30, 2012 we had cash on hand of $1,348 which is not sufficient to meet our operating needs for the next twelve months. The anticipate the need to raise $1,250,000 to $5,000,000 from the issuance of common stock to meet our operating requirements and allow the rework of our existing wells and to drill new wells.

At September 30, 2012 our current assets were $9,048 and our current liabilities were $52,984 resulting in a negative working capital of $43,936.

We have a note receivable for $20,000. The note was due in October 2012 with accrued interest at 4% per annum.  The note is currently in default and we anticipate filing suit shortly to obtain a judgment for the unpaid, principle, interest, attorney's fees and court costs.

Critical Accounting Policies and Estimates

We prepared our financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  We identified certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition, results of operations, or liquidity and the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of each of the critical accounting policies. The following is a discussion of our most critical accounting policies.

We follow the full cost method of accounting for our oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of December 31, 2011 and 2010 no impairment of oil and gas properties was recorded.

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $4,072 as of September 30, 2012.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                  EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.4	Share Exchange Agreement.	8-K	10/04/12	10.4
14.1	Code of Ethics.	10-K	4/01/10	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	4/01/10	99.2
99.2	Disclosure Committee Charter.	10-K	4/01/10	99.3
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2012.

CARDINAL ENERGY GROUP, INC.
(Formerly, Koko Ltd.)
(the “Registrant”)

BY:	TIMOTHY W. CRAWFORD
Timothy W. Crawford
Principal Executive Officer and a member of the Board of Directors

BY:	DANIEL TROENDLY
Daniel Troendly
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.4	Share Exchange Agreement.	8-K	10/04/12	10.4
14.1	Code of Ethics.	10-K	4/01/10	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	4/01/10	99.2
99.2	Disclosure Committee Charter.	10-K	4/01/10	99.3
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X