Form 10-K
period 2012-12-31
Cardinal Energy Group, Inc.
filed 2013-03-28
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission file number 000-53923

CARDINAL ENERGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

6037 Frantz Road, Suite 103
Dublin, OH   43017
(Address of Principal Executive Offices, including zip code)

(614) 459-4959
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2012:  $33,141,100.

As of March 11, 2013, 34,877,505 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

We were incorporated in the State of Nevada on June 19, 2007, for the purpose of developing, manufacturing and selling a steak timer.  On September 28, 2012, we changed the focus of our business when we acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio Limited Liability Company which is engaged in the business of exploring, purchasing, developing and operating oil and gas leases.

We intend to acquire additional producing and non-producing oil and gas properties in future.

We have nominal revenues, have achieved losses since inception, have limited operations, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Acquisition and Drilling of Undeveloped Prospects

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

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records, seismic, geological and geophysical information, and such other information as may be available and useful.  In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

Regardless of drilling location, we will evaluate all prospective acquisitions on the basis of their oil and natural gas producing potential. We will target properties that we believe have multi-pay horizons, predictable costs, and quick pipeline hookups. We seek properties that are within or offsetting proven producing oil and natural gas fields and that have the potential, if successful, to generate revenue to the company.

Prospects will be acquired pursuant to an arrangement in which we will acquire part or all of the working interest. For purposes of this report, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners’ royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts.  We may acquire less than 100% of the working interest in each prospect in which we participate.  We may sell or otherwise dispose of prospect interests or may retain a working interest in the prospects and participate in the drilling and development of the prospect.

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this report, the term “lease” means any full or partial interest in:

*	undeveloped oil and natural gas leases;
*	oil and natural gas mineral rights;
*	licenses;
*	concessions;
*	contracts;
*	fee rights; or
*	other rights authorizing the owner to drill for, reduce to possession and produce oil and natural gas.

We will acquire the leases and interests in the leases to be developed by the Company or third party operator.  The actual number, identity and percentage of working interests or other interests in prospects to be acquired will depend upon, among other things, the total amount of capital contributions, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

Title to Properties

We will own the leasehold interest in the lease.  Shareholders must rely on us to use our best judgment to obtain appropriate title to leases. We will take such steps as we deem necessary to assure that title to leases is acceptable for our purposes. We are free, however, to use our judgment in waiving title requirements if it is in our best interests. Further, we will not make any warranties as to the validity or merchantability of titles to any leases to be acquired by the Company.

Drilling and Completion Phase

We will enter into agreements with drilling contractors and/or operators to complete and drill wells on our existing and acquired leases.  Assuming we are successful and complete a producing oil and/or gas well, we may retain an operator to conduct operations on the lease and completion of the well.   A completed well is one that is producing oil and gas in paying quantities.  We also may act as our own operator..

The operator’s duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

After drilling, the operator will complete each well deemed by it to be capable of production of oil or natural gas in commercial quantities. The depths and formations to be encountered in each well are unknown. We will monitor the performance and activities of the operator.

Production Phase of Operations

General.  Once a well is “completed” such that all surface equipment necessary to control the flow of or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling the oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).

We may sell oil and/or natural gas production to marketers, refineries, foreign governmental agencies, industrial users, interstate pipelines or local utilities. Revenues from production will be received directly from these parties and paid to the Company.

Oil and natural gas production in California and Ohio, areas in which we may conduct drilling activities, is a mature industry with numerous pipeline companies and potential purchasers of oil and natural gas. Because of competition among these purchasers for output from oil and natural gas producers, we generally will not enter into long term contracts for the purchase of production.

As a result of effects of weather on costs, results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Expenditure of Production Revenues.  Our share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. We intend to deduct operating expenses from the production revenue for the corresponding period.

Competition

There are a large number of oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas. We expect to encounter strong competition at every phase of business.  We will be competing with entities having financial resources and staffs substantially larger than those available to us.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, competitive forces generally determine natural gas prices. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect our ability to acquire leases suitable for development and to expeditiously develop such leases once they are acquired.

Geological and Geophysical Techniques

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

The marketing of any oil and natural gas produced by us will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

*	the amount of crude oil and natural gas imports;
*	the availability, proximity and cost of adequate pipeline and other transportation facilities;
*	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;
*	the effect of United States and state regulation of production, refining, transportation and sales;
*	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;
*	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and
*	general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of natural gas sales from wells.

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on both the price and volume of crude oil sales from the wells.

In several initiatives, FERC has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

Our operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws.

Production.  In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or in some instances may limit the number of days in a given month during which a well can produce.

Environmental.  Our drilling and production operations will also be subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect our financial position and our business operations. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed for violating such regulations, our operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. We anticipate that all of the natural gas produced by our wells will be considered price decontrolled natural gas and that each natural gas will be sold at fair market value.

Proposed Regulation.  Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act (“EISA”), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the “Protocol”). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol.  However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our operations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Acquisition of Future Leases

Our principal activity in the future will be the acquisition, development and operation of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.

Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.

Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders.

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well’s production.

In connection with the acquisition of an oil and gas lease for work-over operations, we will be able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, we intend to assume the obligation to plug and abandon the well in the event we determine that reworking operations are either too expensive or will not result in production in paying quantities.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. We currently do not have sufficient revenues or funds available for us to make bids on such properties. We have not initiated a search for additional leases and do not intend to do so until we raise additional capital for the acquisition of additional leases. The only money we intend to raise at this time is to conduct drilling operations on the leases we currently own. We intend to raise additional capital through the sale of equity securities in order to have sufficient funds to make a bid for such properties

At the present time, we have not identified any specific oil and gas leases which we intend to acquire and will only be able to make such determination upon raising capital at a later date.  We intend to focus on the Appalachian Basin in 2012 and early 2013 primarily in south central Kentucky.  We intend to concentrate on oil exploration and production rather than gas production.

Our Ownership Interests

Currently we own numerous working interests in oil & gas wells located in Ohio and California. The California working interest is comprised of 653.84 lease acres in Colusa County, California.  The 653.84 lease acreage is currently held by production.

We acquired a 1% working interest in the W. Burden #1, Layman Dairy #1, Donahey #3, D. Gorius #1, M. Dodson #1, and the Joe Patton #8 located in Licking County, Ohio, a 1% working interest in the C. Rowley #1, T. Norris #1, E. Miller #1, J. Norris #1 and the Joe Patton #8 located in Knox County, Ohio from California Hydrocarbons Corporation.  California Hydrocarbons Corporation contributed these working interests in oil & gas wells for ownership units in the Company.

The 100% working interest in the Nowells Wells #1 & #2 located in Holmes County, Ohio was acquired in November of 2011 from Remediation Joint Venture IV, which the Company was the Operator.  The joint venture partners contributed their joint venture interests in the wells for ownership units in the Company.

We acquired a 100% working interest in the Armstrong 17-1 and Armstrong 17-3 along with 653.84 lease acres in Colusa County, California in October 2011 from California Hydrocarbons Corporation.  California Hydrocarbons Corporation contributed these working interests in gas wells and lease acreage for ownership units in the Company.  The lease acreage is currently held by production and is described as all of Section 17-T13N-R1E, M.D.B. & M. except the NE/4; and all that portion of the east half lying easterly of a line that is parallel with and distant easterly 3961.32 feet, measured at right angles from the mount Diablo meridian located in Section 18-T13N-R1E.  The Armstrong 17-3 is currently shut in and needs to be remediated to begin production.  The Armstrong 17-1 and 17-3 has produced in excess of 1 BCF of natural gas over the last 10 years.

Operator	Well name	County	State	Working Interest	Net Revenue Interest

Knox Energy, Inc.	W. Burden #1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	Layman Dairy #1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	Donahey#3	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	C. Rowley #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	T. Norris #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	E. Miller #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	D. Gorius#1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	J. Norris #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	M. Dodson#1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	J. Geiger#1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	Joe Patton #8	Licking	Ohio	1.00%	0.8438%
Interden Industries	Nowells #1	Holmes	Ohio	100.00%	87.5000%
Interden Industries	Nowells #2	Holmes	Ohio	100.00%	87.5000%
California Hydrocarbons	Armstrong 17-1	Colusa	California	100.00%	87.5000%
California Hydrocarbons	Armstrong 17-3	Colusa	California	100.00%	87.5000%

California

We currently we own a 100% working interest, 87.5% net revenue interest 653.84 acres in Colusa County, California more particularly described as:

*
All of Sec. 17 - T13N - R1E of the Mount Diablo Base and Meridian except the NE/4 and all of that portion of the east half lying easterly on a line that is parallel with and distant easterly 3961.32 feet, measured at right angles form the Mount Diablo Meridian located in Section 18-T13N-R1E.

The foregoing leases contain one producing well and one non-producing well.  In 2011, we produced 6,782 Mcfs and in 2010 we produced 6,882 Mcfs.  In 2012, we produced 7041 Mcfs.

The operator of the foregoing property is California Hydrocarbons Corporation pursuant to a written operating agreement.  California Hydrocarbons Corporation is owned and controlled by Rashmi N. Yajnik, an affiliate.  Mr. Yajnik owns 16.47% of our outstanding shares of common stock. Under the terms of the operating agreement we are obligated to pay California Hydrocarbons their out of pocket operating costs without any overriding royalties except the 12.5% paid to the land owner.

Ohio

In October of 2011, we acquired 1% working interests, 0.843% net revenue interests in 11 gas wells located in Licking and Knox Counties, Ohio.  The total gross gas production from the 11 wells was 44,780 Mcfs for 2011; 51,989 Mcfs for 2010; and 6873Mcfsfor 2012.  The total gross oil production from the 11 wells was 847 bbls for 2011; 871.18 barrels for 2010; and 308 bbls for 2012. Of the foregoing, we received 0.8343% thereof and are obligated to pay 1% of the total lease operating expenses of the wells.  Knox Energy, Inc. is the operator of the wells.  We are a passive investor in the wells.

We also own 100% working interests, 87.5% net revenue interest in the Nowells #1 well and Nowells #2 well located in Holms County, Ohio.  The two wells produced 51.17 gross barrels of oil in 2011 and 43.6 gross barrels of oil in 2012.  The total cost for operating the wells in 2011 was $1,200.00; and in 2012 was $1,569.00.  Interden Industries is the operator of the wells. Since we own more than 50% of the working interest, we are able to control the operations of these wells.

With respect to all of our interests, we have no proved reserves.  Further we have not drilled any wells on our properties.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel capabilities and other resources than we do and therefore have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof, cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

-	the construction of natural gas pipeline facilities, and
-	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

The FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

-     the amounts and types of substances and materials that may be released into the environment,
-     the discharge and disposition of waste materials,
-     the reclamation and abandonment of wells and facility sites, and
-     the remediation of contaminated sites,

and require:

-     permits for drilling operations,
-     drilling bonds, and
-     reports concerning operations.

State laws contain:

-     provisions for the unitization or pooling of oil and natural gas properties,
-     the establishment of maximum rates of production from oil and natural gas wells, and
-     the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

-     Clean Air Act,
-     Oil Pollution Act of 1990,
-     Federal Water Pollution Control Act,
-     Resource Conservation and Recovery Act (“RCRA”),
-     Toxic Substances Control Act, and
-     Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

-	drilling,
-	development and production operations,
-	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
-	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

-	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
-
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

-	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative effect on its operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean-up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

-	a “generator” or “transporter” of hazardous waste, or
-	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

-	the “owner” or “operator” of the site where hazardous substances have been released, and
-	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance”. As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

-	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
-	clean up contaminated property, including contaminated groundwater, or
-	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, we believe that because we will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse affect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company’s Office

Our offices are located at 6037 Frantz Rd., Dublin, OH 43017.  Our telephone number is 614-459-4959.

Employees

We are a development stage company and currently have three full-time employees and two part time employees.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Currently we own numerous working interests in oil & gas wells located in Ohio and California. The California working interest is comprised of 653.84 lease acres in Colusa County, California.  The 653.84 lease acreage is currently held by production.

We acquired a 1% working interest in the W. Burden #1, Layman Dairy #1, Donahey #3, D. Gorius #1, M. Dodson #1, and the Joe Patton #8 located in Licking County, Ohio, a 1% working interest in the C. Rowley #1, T. Norris #1, E. Miller #1, J. Norris #1 and the Joe Patton #8 located in Knox County, Ohio in October of 2011 from California Hydrocarbons Corporation.

California Hydrocarbons Corporation contributed these working interests in oil & gas wells for ownership units in the Company.

The 100% working interest in the Nowells Wells #1 & #2 located in Holmes County, Ohio was acquired in November of 2011 from Remediation Joint Venture IV, which the Company was the Operator.  The joint venture partners contributed their joint venture interests in the wells for ownership units in the Company.

We acquired a 100% working interest in the Armstrong 17-1 and Armstrong 17-3 along with 653.84 lease acres in Colusa County, California in October 2011 from California Hydrocarbons Corporation.  California Hydrocarbons Corporation contributed these working interests in gas wells and lease acreage for ownership units in the Company.  The lease acreage is currently held by production and is described as all of Section 17-T13N-R1E, M.D.B. & M. except the NE/4; and all that portion of the east half lying easterly of a line that is parallel with and distant easterly 3961.32 feet, measured at right angles from the mount Diablo meridian located in Section 18-T13N-R1E.  The Armstrong 17-3 is currently shut in and needs to be remediated to begin production.  The Armstrong 17-1 and 17-3 has produced in excess of 1 BCF of natural gas over the last 10 years.

Operator	Well name	County	State	Working Interest	Net Revenue Interest

Knox Energy, Inc.	W. Burden #1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	Layman Dairy #1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	Donahey#3	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	C. Rowley #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	T. Norris #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	E. Miller #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	D. Gorius#1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	J. Norris #1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	M. Dodson#1	Licking	Ohio	1.00%	0.8438%
Knox Energy, Inc.	J. Geiger#1	Knox	Ohio	1.00%	0.8438%
Knox Energy, Inc.	Joe Patton #8	Licking	Ohio	1.00%	0.8438%
Interden Industries	Nowells #1	Holmes	Ohio	100.00%	87.5000%
Interden Industries	Nowells #2	Holmes	Ohio	100.00%	87.5000%
California Hydrocarbons	Armstrong 17-1	Colusa	California	100.00%	87.5000%
California Hydrocarbons	Armstrong 17-3	Colusa	California	100.00%	87.5000%

California

We currently own a 100% working interest, 87.5% net revenue interest 651.84 acres in Colusa County, California more particularly described as:

*
All of Sec. 17 - T13N - R1E of the Mount Diablo Base and Meridian except the NE/4 and all of that portion of the east half lying easterly on a line that is parallel with and distant easterly 3961.32 feet, measured at right angles form the Mount Diablo Meridian located in Section 18-T13N-R1E.

The foregoing leases contain one producing well and one non-producing well.  In 2011, we produced 6,782 Mcfs and in 2010 we produced 6,882 Mcfs.  In 2012, we produced 7041Mcfs.

Ohio

In October of 2011, we acquired 1% working interests, 0.843% net revenue interests in 11 gas wells located in Licking and Knox Counties, Ohio.  The total gross gas production from the 11 wells was 44,780 Mcfs for 2011; 51,989 Mcfs for 2010; and 6873 Mcfs for 2012.  The total gross oil production from the 11 wells was 847 bbls for 2011; 871.18 barrels for 2010; and 308 bbls for 2012. Of the foregoing, we received 0.8343% thereof and are obligated to pay 1% of the total lease operating expenses of the wells.  Knox Energy, Inc. is the operator of the wells.  We are a passive investor in the wells.

We also own 100% working interests, 87.5% net revenue interest in the Nowells #1 well and Nowells #2 well located in Holms County, Ohio.  The two wells produced 51.17 gross barrels of oil in 2011 and 44gross barrels of oil in 2012.  Our interest in 2012 therefore, was 44gross bbls for which we received $3,855.82. The total cost for operating the wells in 2011 was $1,200.00; in 2010; and in 2012was $1,569.00.  Interden Industries is the operator of the wells. Since we own more than 50% of the working interest, we are able to control the operations of these wells.

With respect to all of our interests, we have no proved reserves.  Further we have not drilled any wells on our properties.

Offices

Our offices are located at 6037 Frantz Rd Suite 103, Dublin, OH  43017.  Our telephone number is (614) 459-4959.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “CEGX.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$2.525	$0.35
Third Quarter: 7/1/12 to 9/30/12	$0.70	$0.625
Second Quarter: 4/1/12 to 6/30/12	$0.55	$0.20
First Quarter: 1/1/12 to 3/31/12	$0.20	$0.135

Fiscal Year – 2011	High Bid	Low Bid
Fourth Quarter: 10/1/11 to 12/31/11	$0.24	$0.15
Third Quarter: 7/1/11 to 9/30/11	$0.17	$0.17
Second Quarter: 4/1/11 to 6/30/11	$0.17	$0.17
First Quarter: 1/1/11 to 3/31/11	$0.17	$0.17

Holders

On December 31, 2012, we had approximately 129 shareholders of record of our common stock.

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

This section should be read in conjunction with the financial statements and notes thereto set forth in Item 8 of this Annual Report. In addition to historic information, this discussion includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

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

This discussion relates to Cardinal Energy Group, Inc. and should be read in conjunction with our financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Annual Report on Form 10-K, as well as our financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K filed with the SEC on October 4, 2012.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Exploration	7,000,000
Operations	250,000
Administrative	600,000

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

Results of Operations

Year Ended December 31, 2012 and 2011

Oil and Gas Revenues

For the year ending December 31, 2012 oil and gas revenues increased to $21,162 compared to $11,727 for the year ending December 31, 2011. Our wells still need to be reworked to bring production up to prior levels.

Lease Operating Expense

For the year ending December 31, 2012 well operating costs increased to $21,934 compared to $3,384 for the year ending December 31, 2011. Our wells still need to be reworked to bring production up to prior levels.

General and Administrative Expenses

For the year ending December 31, 2012 general and administrative expenses increased to $206,585 compared to $39,613 for the year ending December 31, 2011.The increase was due to legal and accounting expenses incurred to prepare for our merger with a public company.

Bad Debt Expense

The Company recorded $20,000 of bad debt expense during the year ended December 31, 2012 related to a Note Receivable.

Depreciation, Depletion, Amortization, and Impairment

For the year ending December 31, 2012 depreciation, depletion and amortization expense increased to $4,100 compared to $2,366 for the year ending December 31, 2011. The increase was due to depreciation of additions to equipment purchased during the year.

For the year ending December 31, 2012 impairment increased to $579,963 compared to $0 for the year ending, December 31, 2011. The increase is due to the re-evaluation of future plans for unproved properties.

Net Loss

For the year ending December 31, 2012 our net loss was $819,255 compared to a net loss of $41,863 for the year ending December 31, 2011. The increase was due to an impairment of unproved properties and legal and accounting expenses incurred to prepare for our merger with a public company.

Financial Position

Accounts Payable Related Party

We had related party payables of $122,845 as of December 31, 2012 due to cash advances from shareholders to cover our operating costs.

Well Workovers

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

Capital Resources and Liquidity

We used cash in operations of $94,378 during the year ended December 31, 2012 compared to $18,225 during the year ended December 31, 2011. The increase was due to the increased loss from operations as a result of costs incurred in the process of going public.

We were provided net cash from investing activates of $40,802 during the year ended December 31, 2012 compared to $0 during the twelve months ended December 31, 2011. In 2012, $75,000 came from the sale of oil properties. We used $20,000 in 2012 to issue a note receivable and $14,198 to acquire equipment.

We were provided $56,925 of net cash from financing activities during the year ended December 31, 2012 compared to $18,336 during the same period in 2011. The net of $26,925 in funds came from related party loans and $30,000 from the sale of common stock. In 2011 we received net cash of 13,686 from the sale of stock, used $5,372 to pay a loan, and received $10,022 from related party advances.

At December 31, 2012 we had cash on hand of $3,460 which is not sufficient to meet our operating needs for the next twelve months. We anticipate the need to raise $1,250,000 to $5,000,000 from the issuance of common stock to meet our operating requirements and allow the rework of our existing wells and to drill new wells.

At December 31, 2012 our current assets were $145,178 and our current liabilities were $248,033 resulting in a negative working capital of $102,855.

We have a note receivable for $20,000. The note was due in October 2012 with accrued interest at 4% per annum.  The note is currently in default and the company has allowed for the full balance of the note. We anticipate filing suit shortly to request a judgment for the unpaid, principle, interest, attorney’s fees and court costs.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. Impairments on unproved properties transferred into the evaluated property pool were $579,963 and $0 for the years ended December 31, 2012 and 2011 respectively.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Cardinal Energy Group, Inc.
Dublin, OH

We have audited the accompanying balance sheets of Cardinal Energy Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Energy Group, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Cardinal has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 27, 2013

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$3,460	$111
Accounts receivable – related party	16,978	-
Investments	124,740	4,620

Total Current Assets	145,178	4,731

PROPERTY AND EQUIPMENT, net	20,073	9,975

OIL AND GAS PROPERTIES (full cost method)
Unproved properties, net of accumulated depletion, depreciation, amortization, and impairment of $579,963 and $-0-, respectively	653,222	1,304,584

OTHER ASSETS
Security deposit	3,452	1,000

Total Other Assets	3,452	1,000

TOTAL ASSETS	$821,925	$1,320,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,948	$11,925
Related party payables	122,845	10,022
Derivative liability	74,240	-

Total Current Liabilities	248,033	21,947

LONG-TERM LIABILITIES
Asset retirement obligation	7,760	3,986

Total Long-Term Liabilities	7,760	3,986

TOTAL LIABILITIES	255,793	25,933

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 34,545,000 and 31,050,000 shares issued and outstanding, respectively	346	311
Additional paid-in capital	3,518,752	3,547,877
Accumulated other comprehensive loss	(2,092,860)	(2,212,980)
Retained earnings (deficit)	(860,106)	(40,851)

TOTAL STOCKHOLDERS’ EQUITY	566,132	1,294,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$821,925	$1,320,290

The accompanying notes are an integral part of these financial statements.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Operations and Other Comprehensive gain (loss)

	For the Years Ended
	December 31,
	2012	2011

REVENUES
Oil and gas revenues	$21,162	$11,727

Total Revenues	21,162	11,727

COST OF SALES
Well operating costs	21,934	3,384

Total Cost of Sales	21,934	3,384

GROSS MARGIN	(772)	8,343

OPERATING EXPENSES
Depreciation and amortization expense	4,100	2,366
Accretion expense	173	110
Bad debt expense	20,000	-
Impairment	579,963	-
Loss on settlement of accounts payable	7,650	-
General and administrative	206,585	39,613

Total Operating Expenses	818,471	42,089

LOSS FROM OPERATIONS	(819,243)	(33,746)

OTHER INCOME (EXPENSES)
Interest expense, net	(12)	(4,529)
Other	-	(3,588)

Total Other Expenses	(12)	(8,117)

LOSS BEFORE INCOME TAXES	(819,255)	(41,863)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(819,255)	$(41,863)

OTHER COMPREHENSIVE GAIN (LOSS)
Change in value of investments	120,120	(12,320)

NET COMPREHENSIVE LOSS	$(699,135)	$(54,183)

Basic and diluted loss per common share	(0.03)	(0.00)

Weighted average shares outstanding
(basic and diluted)	31,996,630	19,425,678

The accompanying notes are an integral part of these financial statements.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2010	15,795,508	$158	$2,178,913	$1,012	$(2,200,660)	$(20,577)

Common stock issued for cash	388,125	4	83,111			83,115

Common stock issued for oil and gas properties	14,515,223	145	1,294,789			1,294,934

Common stock issued for conversion of debt	351,144	4	60,493			60,497

Distributions			(69,429)			(69,429)

Unrealized holding gains and losses for available-for-sale-securities					(12,320)	(12,320)

Net loss for year ended December 31, 2011	-	-	-	(41,863)		(41,863)

Balance at December 31, 2011	31,050,000	311	3,547,877	(40,851)	(2,212,980)	1,294,357

Recapitalization pursuant to acquisition of Koko, Ltd.	3,450,000	35	(35)	-	-	-

Common stock issued for settlement of accounts payable	15,000	-	15,150			15,150

Common stock issued for cash	30,000	-	30,000			30,000

Recognition of derivative liability on warrants			(74,240)			(74,240)

Unrealized holding gains and losses for available-for-sale-securities					120,120	120,120

Net loss for year ended December 31, 2012	-	-	-	(819,255)	-	(819,255)

Balance at December 31, 2012	34,545,000	$346	$3,518,752	$(860,106)	$(2,092,860)	$566,132

The accompanying notes are an integral part of these financial statements.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(819,255)	$(41,863)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on sale of asset	-	1,595
Loss on settlement of accounts payable	7,650	-
Bad debt expense	20,000	-
Impairment	579,963	-
Accretion	173	110
Depreciation	4,100	2,366
Changes in operating assets and liabilities:
Accounts receivable – related party	(16,978)	-
Other assets	(2,452)	(1,000)
Accounts payable - related party	85,898	-
Accounts payable and accrued expenses	46,523	20,567

Net Cash Used in Operating Activities	(94,378)	(18,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on note receivable	(20,000)	-
Purchase of property and equipment	(14,198)	-
Sale of oil properties	75,000	-

Net Provided by Investing Activities	40,802	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan payable	-	(5,372)
Capital contribution	-	83,115
Distribution	-	(69,429)
Cash received on notes payable - related party	46,500	10,022
Cash paid on related-party notes payable	(19,575)	-
Cash received on sale of common stock	30,000	-

Net Cash Used in Financing Activities	56,925	18,336

NET (DECREASE) INCREASE IN CASH	3,349	111
CASH AT BEGINNING OF PERIOD	111	-

CASH AT END OF PERIOD	$3,460	$111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$12	$230
Income Taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Non-cash contribution of capital	$-	$1,294,934
Debt converted to equity	-	60,497
Unrealized gain (loss) on AFS securities	120,120	(12,320)
Asset retirement obligation	-	3,876
Loan settled by Fixed Assets	-	21,468
Recapitalization of Koko	35
Derivative liability from issuance of warrants	74,240
Revision of ARO estimate	(3,601)
Shares issued for settlement of accounts payable	15,150

The accompanying notes are an integral part of these financial statements.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas.  The Company sells its oil and gas products primarily to domestic purchasers of oil & gas production. Its operations are presently focused in the State of California. The recoverability of the capitalized exploration and development costs for these properties is dependent upon the existence of economically recoverable reserves, the ability of Cardinal Energy Group, Inc. to obtain the necessary financing to complete exploration and development, and future profitable production or proceeds from disposition of such property.

During 2011, the Company acquired leases and working interests located in California and Ohio valued at $1,294,934. The value associated with these leases and working interests were assigned to unproved property as the wells were not producing at sustainable levels to be classified as proved reserves.

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

Revenues and direct operating expenses of the California properties represent shareholders’ interest in the properties acquired for the periods prior to the closing date and are presented on the accrual basis of accounting and in accordance with generally accepted accounting principles. The financial statements presented are not indicative of the results of operations of the acquired properties going forward due to changes in the business and inclusion of the above mentioned expenses.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At December 31, 2012 and 2011, no reserve for allowance for doubtful accounts was needed.

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

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. For the year ended December 31, 2012, management decided to forego development on certain unproved property leases. As a result, $579,963 of cost associated with these leases was transferred into the evaluated property pool and ultimately impaired. As of December 31, 2012 and 2011 there were no proved reserves.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. Impairments on unproved properties transferred into the evaluated property pool were $579,963 and $0 for the years ended December 31, 2012 and 2011 respectively.

Property and Equipment

Support equipment and other property and equipment are valued at cost and depreciated over their estimated useful lives, using the straight-line method over estimated useful lives of 3 to 5 years. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in income or loss from operations.

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.

Stock-based Compensation

The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Equity instruments issued to non-employees for goods or services are accounted at fair value when the service is complete or a performance commitment date is reached, whichever is earlier.

Basic Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 or 2011.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit-adjusted risk-free interest rate. The ARO is $7,760 and $3,986 as of December 31, 2012 and 2011. The Company accreted $173 and $110 to ARO during the year ended December 31, 2012 and 2011, respectively.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of investments in marketable securities. The Company carries its investment at fair value based upon quoted market prices. Unrealized holding gains (losses) on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ equity (deficit), until realized.  The Company recorded unrealized gains (losses) of $120,120 and ($12,320) during the years ended December 31, 2012 and 2011, respectively. Accumulated Other Comprehensive Losses were $2,092,860 and $2,212,980 as of December 31, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.

A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2012 and 2011, nor were any interest or penalties accrued as of December 31, 2012.

Concentration

The Company sold all of its oil and natural gas production to one customer in 2012 and 2011.

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Costs associated with production are expensed in the period incurred.

During the years ended December 31, 2012 and 2011, the Company recorded revenues of $21,162 and $11,727, respectively. These revenues were generated on relatively insignificant volumes produced during these years. The volumes were not at a sustainable level to support proved reserves.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". ASU 2011-04 amends the Fair Value Measurement Topic of the ASC to clarify the FASB's intent about the application of existing fair value measurement requirements and change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. ASU 2011-04 became effective for interim and annual fiscal periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on Cardinal’s financial statements.

In June 2011, the FASB issued ASU 2011-05 "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 is intended to increase the prominence of comprehensive income in the financial statements by requiring that an entity that reports items of comprehensive income do so in either one continuous or two consecutive financial statements. ASU 2011-05 also requires separate presentation on the face of the financial statements for items reclassified from other comprehensive income into net income. Subsequently, in December 2011, the FASB deferred the effective date of the provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-05 not deferred by the FASB became effective for interim and annual fiscal periods beginning after December 15, 2011. Retroactive application is required. The adoption of ASU 2011-05 did not have a material impact on Cardinal’s financial statements.

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the Consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012. Cardinal does not expect the adoption of ASU 2013-02 to have a material impact on Cardinal’s financial statements.

NOTE 2 – GOING CONCERN

The Company currently utilizes production revenues to fund its operating expenses.  The Company’s negative cash flows from operations, working capital deficit, projected cost of capital improvements of the oil and gas wells, and its projected operating losses to be incurred raise substantial doubt about its ability to continue as a going concern.  The Company plans to use additional equity financing through fiscal year 2013 to fund potential acquisitions and business expansion.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2012 and 2011. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended December 31, 2012 and 2011.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 and 2011, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$124,740	$-	$-	$124,740
Total	$124,740	$-	$-	$124,740

Liabilities
Derivative liability	$-	$-	$74,240	$74,240
Total	$-	$-	$74,240	$74,240

Assets measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,620	$-	$-	$4,620
Total	$4,620	$-	$-	$4,620

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments.  The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 – OIL AND GAS PROPERTIES

The Company holds oil and gas leases in California and Ohio. The oil and gas leases are classified as unproved properties due to the limited oil and gas production from the properties. The Company recorded impairment of its oil and gas properties in the amount of $579,963 and $0 as of December 31, 2012 and 2011 respectively.

During the year ended December 31, 2012, the Company sold interests in its oil and gas properties for $75,000.  The sales were recorded as a reduction in the basis in the properties and no gain or loss was recognized on the transactions.

NOTE 5 – NOTE RECEIVABLE

During the year ended December 31, 2012 the Company paid $20,000 to a third-party entity in the form of a note receivable.  The note is unsecured, bears interest of 4% per annum, and was due in October 2012. The note is currently in default. The Company fully allowed for the note and recorded $20,000 of bad debt expense as of December 31, 2012.

NOTE 6 - COMMON STOCK

During the year ended December 31, 2011 the Company issued 388,125 shares of common stock for cash of $83,115.

During the year ended December 31, 2011 the Company issued 14,515,223 shares of common stock for oil and gas properties. The shares were valued at $1,294,934.

During the year ended December 31, 2011 the Company issued 351,144 shares of common stock for conversion of debt. The shares were valued at $60,497.

At December 31, 2012, the Company had 100,000,000 shares of common stock authorized and 34,545,000 shares of common stock issued and outstanding.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

On September 23, 2012 the Company issued 3,450,000 shares of common stock in connection with the reverse merger with Koko, Ltd. (see Note 1).

In October 2012 the Company approved a one for two and a half reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on November 5, 2012 and as a result of the reverse stock split, the issued and outstanding shares of the Company’s common stock decreased to 34,500,000 shares, without any change in the par value of such shares. These financial statements and accompanying notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

During the year ended December 31, 2012, the Company issued 30,000 units at $1.00 per unit resulting in total cash proceeds of $30,000.  Each unit sold consists of one share of the Company’s common stock, one Class A Redeemable Warrant, and one Class B Redeemable Warrant (see Note 11).

During the year ended December 31, 2012, the Company issued 15,000 shares of stock for settlement of accounts payable. The shares were valued at $1.01 per share for a total fair value of $15,150. The company recognized a loss on settlement of accounts payable in the amount of $7,650.

NOTE 7 – RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the year ended December 31, 2012 the Company received cash of $46,500 on these payables, had $85,898 in expenses paid on behalf of the Company, and made payments totaling $19,575 on these related-party payables.  Related party payables totaled $122,845 and $10,022 at December 31, 2012 and 2011, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 8 – ASSET RETIREMENT OBLIGATION

The following table sets forth the principal sources of change of the asset retirement obligation for the years ended December 31, 2012 and 2011:

	2012	2011

Asset retirement obligations, beginning of period	$3,986	$-
Revisions in estimated liabilities	3,601	-
Asset retirement obligations assumed	-	3,876
Accretion expense	173	110

Asset retirement obligations, end of period	$7,760	$3,986

The Company does not maintain an escrow agreement or performance bond to assure the administration of the plugging and abandonment obligations assumed.

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended December 31, 2012 and 2011, respectively, since the Company has accumulated taxable losses from operations.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 39 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).  At December 31, 2012, the Company has available $844,956 of NOL’s which expire in various years beginning in 2031 and carrying forward through 2032.  The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2012 and 2011 were as follows:

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

	December 31,
	2012	2011

Cumulative NOL	$844,956	$40,851

Deferred Tax Assets:
Net operating loss carry forwards	329,533	15,932
Valuation allowance	(329,533)	(15,932)
	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39 percent to net loss before provision for income taxes for the following reasons:

	December 31,
	2012	2011

Income tax benefit at U. S. federal statutory rates:	$(329,533)	$(15,932)
Change in valuation allowance	329,533	15,932
	$-	$-

The Company files federal and Ohio income tax returns subject to statutes of limitations. The years ended December 31, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

NOTE 10 – WARRANTS AND WARRANT DERIVATIVE LIABILITY

On December 31, 2012 the Company issued 30,000 units at $1.00 per unit resulting in total cash proceeds of $30,000.  Each unit sold consists of one share of the Company’s common stock, one Class A Redeemable Warrant, and one Class B Redeemable Warrant.

The Class A warrants are exercisable into one share of the Company’s common stock at $5.00 per share, expire on December 31, 2015, and are callable by the Company any time after December 31, 2014 upon 30 days written notice by the Company.  If the holders do not exercise the warrants within 30 days of receiving notice from the Company, the warrants terminate 30 days from the date of notice.

The Class B warrants are exercisable into one share of the Company’s common stock at $9.375 per share, expire on December 31, 2017, and are callable by the Company any time after December 31, 2015 upon 30 days written notice by the Company.  If the holders do not exercise the warrants within 30 days of receiving notice from the Company, the warrants terminate 30 days from the date of notice.

For both the Class A and Class B warrants, the exercise price and/or the number of shares of common stock to be issued upon exercise is subject to adjustment in certain cases.  Such adjustments would be triggered in instances where the Company does any of the following: a) pays a stock dividend, splits or reverse-splits its common stock; b) issues common stock, convertible securities, or debentures to obtain shares at a price less than the warrant exercise price; or c) distributes to shareholders evidences of its indebtedness or securities or assets.

The Company has analyzed this price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value do to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company has estimated the fair value of the derivative using the Black-Scholes option-pricing model.  Assumptions included (1) 0.72-1.18% risk-free interest rate, (2) expected term is the term of the warrant, (3) expected volatility of 304-389%, (4) zero expected dividends, (5) exercise prices as set for thin the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted. At December 31, 2012 the embedded derivative liability was valued at $74,240.

Index to Financials

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Notes to the Financial Statements
For the Periods Ended December 31, 2012 and 2011

Changes in stock purchase warrants during the periods ended December 31, 2011 and December 31, 2012 are as follows:

		Weighted Average		Aggregate		Weighted Average
	Number of	Exercise		Intrinsic		Remaining
	Warrants	Price		Value	Exercisable	Life
Outstanding, December31, 2011	-	$-		$-	-	$-
Exercisable, December 31, 2011	-	-				-
Granted	60,000	$4.00	$		60,000	5 years
Exercised	-	-				-
Cancelled	-	-				-
Outstanding, December 31, 2012	60,000	$4.00		$-	60,000	5 years
Exercisable, December 31, 2012	60,000	$4.00		$-	60,000	5 years

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of December 31, 2012 and 2011.

NOTE 12 – SUBSEQUENT EVENTS

On January 9, 2013 the Company issued 100,000 shares of common stock for prepaid services.

On February 6, 2013 the Company issued 227,500 restricted shares of common stock for services.

On February 6, 2013 the Company issued 15,000 restricted shares of common stock for acreage contribution.

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Subsequent to December 31, 2012 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due one year from issuance. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a 58 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Subsequent to December 31, 2012 pursuant to a convertible debenture offering the Company borrowed $83,000. The convertible notes accrue interest at 8% per annum, with principal and interest due two years from issuance. The notes carry a default interest rate of 12% per annum. The notes are exercisable for two years from the issue date into shares of the Company’s common stock at a price of $1 per share.

Subsequent to December 31, 2012 the Company made payments on related party advances of $35,500.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2012, included in this report have been audited by MaloneBailey LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process

-	Lack of proper segregation of duties

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)

Timothy Crawford	56	Principal Executive Officer and Director

Daniel Troendly	58	Principal Financial Officer, Principal Accounting Officer and Treasurer

John C. May	57	Senior Vice President, Secretary and Director

Terrence Dunne	64	Chairman of the Board of Directors

Gregory Ruff	55	Director

Background of officers and directors

Timothy Crawford

Since September 30, 2012, Timothy Crawford has been our CEO, member of the board of directors and in January 2013, Mr. Crawford was elected President. Since 2011 Mr. Crawford has been CEO/Director of Cardinal Energy Group, LLC, an Ohio Limited Liability Company engaged in the production of oil and gas which we acquired. Since 2012, Mr. Crawford has been Managing Partner or Northstar Capital, Columbus, Ohio. Northstar Capital is a private corporation engaged in business consulting. From 2009 to 2011, Mr. Crawford has been Executive Vice President / Co-Founder of Manx Energy, Inc. a private company located in Overland Park, Kansas. Manx Energy is engaged in the business of oil and gas production. Mr. Crawford was responsible for investor relations, business development, and acquisitions. From 2009 to 2011, Mr. Crawford was a Co-Founder / Director of Continental Energy, LLC, a private company located in Columbus, Ohio. Continental Energy was engaged in the business of oil and gas production. Continental merged with Cardinal Energy Group, LLC. From 2007 to 2009, Mr. Crawford was CEO / Chairman of the Board / Co-Founder of Capital City Energy Group Inc., a public company traded on the OTCBB under the symbol CETG. Capital City Energy Group Inc. was engaged in the business of oil and gas production and an oil and gas fund manager. Mr. Crawford oversaw day to day operations, investor relations, capital raises, and acquisitions. From 2003 to 2007, Mr. Crawford was CEO and Co-Founder of Capital City Partners Inc., a private company located in Columbus, Ohio. Capital City Partners Inc. was engaged in the business of providing regional financial services with a Wealth Management Division / Investment Banking Division / General Insurance Agency. Mr. Crawford oversaw day to day operations and continued to work as a registered representative and investment banker with select institutional clients.

Daniel Troendly

Since September 30, 2012, Daniel Troendly has been our treasurer, CFO and a director. Since 2012 Mr. Troendly has been Chief Financial Officer of Cardinal Energy Group, LLC, an Ohio Limited Liability Company engaged in the production of gas and oil. Mr. Troendly oversees all accounting and financial matters. From 2009 to 2010, Mr. Troendly was the owner and operator of Daniel C. Troendly Co., engaged in the business of counseling companies with respect to oil and gas accounting. From 2005 to 2009, Mr. Troendly was controller of Atlas Energy Resources (ALTS), a publicly traded oil and gas producer whose shares of common stock are traded on The NASDAQ. Mr. Troendly was responsible for the oversight of all accounting and financial data regarding the drilling and completion of new wells.

John C. May

Since September 30, 2012, John C. May has been our senior vice president, secretary and a director. Since March 2012, Mr. May has been Managing Partner of Northstar Capital, Columbus, Ohio. Northstar Capital is a private corporation engaged in the business consulting. Since March 2009, Mr. May has been Managing Director of The Opportunity Fund located in Upper Arlington, Ohio. The Opportunity Fund is a private company that provides small cap bridge loan financing, account and client management for the fund, and research. Since September 2007, Mr. May has been Chairman and CEO of Advanced Treatment Processes, Inc., Haines City, Florida. Advanced Treatment Processes, Inc. is a private company engaged in the business of green energy. Mr. May is responsible for the oversight of all day to day activities, capital formation, business planning, equipment design, contract and permit procurement. Since January 2000, Mr. May has been president of JCM Capital located in Cocoa Beach, Florida. JCM Capital is a sole proprietorship engaged in the business of business consulting. Mr. May is responsible for business planning, marketing, publicity campaigns, product development and all other day to day oversight. Mr. May is also a member of the board of directors of Director Chairman CEO- World Modal Network Services, Inc., Haines City, Florida which trades on the Pink Sheets under the symbol WMDL. Mr. May is also a member of the board of directors of PKG Entertainment Inc., Scottsdale, Arizona which trades on the Pink Sheets under the symbol “PKGN”. Mr. May was appointed to the foregoing boards in order to assist with their listings on the Pink Sheets.

Terrence Dunne

Since September 30, 2012, Terrence Dunne has been a director and chairman of our board of directors. Since July 2012, Mr. Dunne has been the CFO and director of SpectrumDNA, Inc., a publicly held company trading on the OTC Pink Sheets, under the symbol of “SPXA”. Spectrum is currently classified as a “shell” corporation. Since 2009, Mr. Dunne has been a Director of Gambit Energy, Inc., formerly known as Silver Butte Mining Co. and Gulfmark Energy, Inc. Gambit Energy is a public company traded on the OTC Pink Sheets under the symbol “GMEI”. Gambit Energy is engaged the business of exploratory oil and gas projects in Southwest Texas. Mr. Dunne resigned from the board of directors of Gambit Energy in January, 2013. From 2006 to January 2012, Mr. Dunne was a Director of Hanover Gold Mining Company, subsequently known as Rock Energy Inc., a public company traded on the OTCBB under the symbol “RCKE”. It is engaged in the mining of gold in Southwest Colorado. Since 2008, Mr. Dunne has been a director of Blue Arch Resources Inc., a privately owned, Texas-based company. It is a start-up business engaged in processing and recycling drilling mud from oil operations. From 2006 to 2008, Mr. Dunne was a Director of Clean Wind Energy Towers, formerly, Superior Silver Mines Inc. Clean Wind Energy is a public company traded on the OTCBB under the symbol “CWET”. It is engaged in the business of providing alternative clean energy consulting through the use of downdraft towers. Since 2002, Mr. Dunne has been a director, from 2002- to 2010, the secretary/treasurer since 2010, the president, and since 2012, the CEO of Gold Crest Mines Inc. Gold Crest Mines is a publicly traded company traded on the OTCBB under the symbol “GCMN”. It is engaged in the business of gold exploration with properties in Alaska. From 2001 to 2004, Mr. Dunne was a Director of Daybreak Oil and Gas Inc., a public company traded on the OTCBB under the symbol “DBRM”. It is engaged in the business of oil and gas production. From 2000 to 2006, Mr. Dunne had been an Advisor to Nova Energy Biofuels, in respect to acquisition and merger matters. The company was formerly known as Nova Oil and Gas Inc. In 2006, Nova Energy changed their business from an oil & gas producer to biofuel energy. Its business operations have ceased. Since 1998, Mr. Dunne has been the owner of Terrence J. Dunne & Associates, a private company engaged in business consulting with a focus on acquisitions, mergers and reorganizations.

Gregory Ruff

From our inception to September 30, 2012, Gregory Ruff was our president, principal accounting officer, principal executive officer, principal financial officer, secretary, and treasurer. Since our inception and currently, Mr. Ruff is a member of our board of directors. From January 1, 2009 to August 2009, Mr. Ruff was a registered representative with Spartan Securities Group Ltd. in its Spokane, Washington office. Spartan Securities Group Ltd. is a broker-dealer registered with the Securities and Exchange Commission and the Financial Industry Regulatory Authority. From July 2007 to July 2010, Mr. Ruff was the president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors of QE Brushes, Inc., a Nevada corporation. QE Brushes completed a reverse merger with Virtual Medical International, Inc. Mr. Ruff resigned as its president, secretary, treasurer, and CFO. Since December 2006, Mr. Ruff has been engaged in making personal investments for his own benefit. From 1996 to December 2006, Mr. Ruff was employed as a trader and registered representative with Public Securities Company, a broker-dealer registered with the Securities and Exchange Commission and the Financial Industry Regulatory Authority (FINRA) located in Spokane, Washington. Mr. Ruff’s duties included assisting companies in their 15C2-11 filing process for listings on the OTCBB and Pink Sheets as well as raising venture capital. Mr. Ruff graduated from Gonzaga University in 1981 with a BBA in accounting and from Pepperdine School of Law in 1984 with a Juris Doctorate.

Conflicts of Interest

We believe that our current officers and directors will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Crawford, Troendly, May, Dunne, and Ruff have not been the subject of the following events:

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 to our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2010.

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

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years ended December 31, 2012 and 2011, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)

Timothy Crawford	2012	0	0	0	0	0	0	0	0
Chief Executive Officer	2011	0	0	0	0	0	0	0	0

Dan Troendly	2012	0	0	0	0	0	0	0	0
Principal Financial Officer and Treasurer	2011	0	0	0	0	0	0	0	0

John C. May	2012	0	0	0	0	0	0	0	0
Vice President and Secretary	2011	0	0	0	0	0	0	0	0

Roger Gray	2012	0	0	0	0	0	0	0	0
Director of Field Operations	2011	0	0	0	0	0	0	0	0

Gregory Ruff	2012	0	0	0	0	0	0	0	0
President & Treasurer (resigned 9/30/12)	2011	0	0	0	0	0	0	0	0

Craig Littler	2012	0	0	0	0	0	0	0	0
Vice President (resigned 9/30/12)	2011	0	0	0	0	0	0	0	0

Rashmi N. Yajnik	2012	0	0	0	0	0	0	0	0
President (resigned 12/20/12)	2011	0	0	0	0	0	0	0	0

We have not paid any salaries in 2012. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees			Incentive	Deferred	All
	Earned or	Stock	Option	Plan	Compensation	Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Timothy Crawford	0	0	0	0	0	0	0

Dan Troendly	0	0	0	0	0	0	0

John C. May	0	0	0	0	0	0	0

Terrence Dunne	0	0	0	0	0	0	0

Gregory Ruff	$10,000	0	0	0	0	0	$10,000

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

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares immediately after the Share Exchange with owners of Cardinal Energy Group LLC. The stockholders listed below have direct ownership of his shares and possess voting and dispositive power with respect to the shares.

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership

Timothy Crawford(2)	Principal Executive Officer and Director	9,391,156	27.22%

Gregory Ruff (3)	Director	2,002,000	5.80%

John C. May	Senior Vice President, Secretary and Director	621,000	1.80%

Roger Gray	Director of Field Operations	0	0.00%

Dan Troendly	Principal Financial Officer, Principal Accounting Officer and Treasurer	310,500	0.90%

Terrence Dunne	Chairman of the Board of Directors	310,500	0.90%

All officers and directors as a group (6 individuals)		12,635,156	36.62%

(1)	The address for each officer/director is our address at 6037 Frantz Rd., Dublin, OH 43017.

(2)	Shares are registered in the name of Continental Capital Partners, Inc., a corporation owned and controlled by Timothy W. Crawford, our principal executive officer and his mother, Joan F. Crawford.

(3)	2,000,000 Shares are registered in the name of Gregory Ruff and Linda Ruff, husband and wife. 2,000 are registered in the name of Gregory Ruff.

Name of	Number of	Percentage of
Affiliate Shareholder (5% or greater)	Shares	Ownership

California Hydrocarbons	4,933,636	14.30%

Manoj Yajnik	3,105,000	9.00%

Telepath, LLC	1,863,000	5.54%

Future sales by existing stockholders

Currently, Rule 144 of the Securities Act of 1933, as amended, (the “Act”) is unavailable for the resale of our shares of common stock because we are categorized as a “shell company” as that term is defined in Reg. 405 of the Act.  A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.  One year from the date that we file our Form 8-K on October 4, 2012, Rule 144 will then be available for the resale of our restricted securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 30, 2012, we transferred all of our right, title and interest to all of our assets relating to our steak timer, including our inventory of steak timers and our license to Mr. Ruff.

On October 1, 2011 we entered into an operating agreement with California Hydrocarbons Corporation to operate certain oil and gas leases which we own.  Under the terms of the agreement, we pay California Hydrocarbons Corporation for services provided to us.  The fees we pay California Hydrocarbons are as favorable as we could obtain from unrelated third parties.  California Hydrocarbons is owned by Rashmi N. Yajnik.

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

2012	$24,250	MaloneBailey LLP
2011	$14,595	MaloneBailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	MaloneBailey LLP
2011	$0	MaloneBailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MaloneBailey LLP
2011	$0	MaloneBailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	MaloneBailey LLP
2011	$0	MaloneBailey LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	10/17/12	2.1

3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3

3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4

3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

10.1	Share Exchange Agreement.	8-K	10/04/12	10.4

10.2	Commercial Lease Agreement – Triangle Commercial Properties, LLC.				X

14.1	Code of Ethics.	10-K	4/1/010	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/1/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2013.

CARDINAL ENERGY GROUP, INC.

BY:	TIMOTHY W. CRAWFORD
Timothy W. Crawford
Principal Executive Officer and Director

BY:	DANIEL TROENDLY
Daniel Troendly
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

TIMOTHY W. CRAWFORD	Principal Executive Officer and Director	March 27, 2013
Timothy W. Crawford

DANIEL TROENDLY	Principal Financial Officer, Principal Accounting	March 27, 2013
Daniel Troendly	Officer and Treasurer

JOHN C. MAY	Senior Vice President, Secretary and Director	March 27, 2013
John C. May

TERRANCE DUNNE	Chairman of the Board of Directors	March 27, 2013
Terrance Dunne

GREGORY RUFF	Director	March 27, 2013
Gregory Ruff

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	10/17/12	2.1

3.1	Articles of Incorporation.	S-1	3/12/09	3.1

3.2	Bylaws.	S-1	3/12/09	3.2

3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3

3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4

3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5

4.1	Specimen Stock Certificate.	S-1	3/12/09	4.1

10.1	Share Exchange Agreement.	8-K	10/04/12	10.4

10.2	Commercial Lease Agreement – Triangle Commercial Properties, LLC.				X

14.1	Code of Ethics.	10-K	4/1/010	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/1/10	99.1

99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X