Form 10-Q
period 2013-03-31
Cardinal Energy Group, Inc.
filed 2013-05-15
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53923

CARDINAL ENERGY GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6037 Frantz Rd., Suite 103
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
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

As of May 1, 2013 there were 34,877,505 shares issued and outstanding of Registrant’s Common Stock (par value $0.00001 per share)

CARDINAL ENERGY GROUP, INC.
For the Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL INFORMATION.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$1,453	$3,460
Accounts receivable - related party	-	16,978
Investments	16,940	124,740

Total Current Assets	18,393	145,178

PROPERTY AND EQUIPMENT, net	21,262	20,073

OIL AND GAS PROPERTIES (full cost method)
Unproved properties, net of accumulated depletion, depreciation,
amortization, and impairment of $579,963 and $579,963, respectively	671,972	653,222

OTHER ASSETS
Cash bond	20,000	-
Security deposit	3,452	3,452

Total Other Assets	23,452	3,452

TOTAL ASSETS	$735,079	$821,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,535	$50,948
Related party payables	81,871	122,845
Notes payable	53,000	-
Derivative liability	49,079	74,240

Total Current Liabilities	303,485	248,033

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $24,187 and $-0-, respectively	108,813	-
Asset retirement obligation	7,979	7,760

Total Long-Term Liabilities	116,792	7,760

TOTAL LIABILITIES	420,277	255,793

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001;
34,877,500 and 34,545,000 shares issued and outstanding, respectively	348	346
Additional paid-in capital	3,835,425	3,518,752
Accumulated other comprehensive loss	(2,200,660)	(2,092,860)
Retained earnings (deficit)	(1,320,311)	(860,106)

TOTAL STOCKHOLDERS’ EQUITY	314,802	566,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,079	$821,925

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES
Oil and gas revenues	$1,871	$1,487

Total Revenues	1,871	1,487

OPERATING EXPENSES
Well operating costs	1,709	1,795
Depreciation and amortization expense	1,751	676
Accretion expense	219	28
General and administrative	480,512	26,517

Total Operating Expenses	484,191	29,016

LOSS FROM OPERATIONS	(482,320)	(27,529)

OTHER INCOME (EXPENSES)
Interest expense, net	(3,046)	-
Gain (loss) on derivative	25,161	-

Total Other Income (Expenses)	22,115	-

NET LOSS	$(460,205)	$(27,529)

OTHER COMPREHENSIVE LOSS
Change in value of investments	(107,800)	(2,156)

NET COMPREHENSIVE LOSS	$(568,005)	$(29,685)

Basic and diluted loss per common share	(0.01)	(0.00)

Weighted average shares outstanding
(basic and diluted)	34,768,848	34,500,000

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2012	34,545,000	$346	$3,518,752	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	217,500	2	271,873			271,875

Common stock issued for property	15,000	-	18,750			18,750

Beneficial conversion feature			26,050			26,050

Unrealized holding gains and losses f or available-for-sale-securities					(107,800)	(107,800)

Net loss	-	-	-	(460,205)	-	(460,205)

Balance at March 31, 2013	34,777,500	$348	$3,835,425	$(1,320,311)	$(2,200,660)	$314,802

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
(Formerly Koko, Ltd.)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(460,205)	$(27,529)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,751	676
Accretion	219	28
Amortization of debt discount	1,863	-
Stock based compensation	271,875	-
Gain on derivative liabilities	(25,161)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(15,000)
Accounts receivable - related party	16,978	-
Accounts payable - related party	(2,974)	-
Accounts payable and accrued expenses	68,587	(2,635)

Net Cash Used in Operating Activities	(127,067)	(44,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	-	(20,000)
Purchase of property and equipment	(2,940)	-
Sale of oil properties	-	75,000

Net Cash Provided by (Used in) Investing Activities	(2,940)	55,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	22,500	-
Proceeds from notes payable	186,000	-
Repayment of notes payable -related party	(80,500)	(10,022)

Net Cash Provided by (Used in) Financing Activities	128,000	(10,022)

NET (DECREASE) INCREASE IN CASH	(2,007)	518
CASH AT BEGINNING OF PERIOD	3,460	111

CASH AT END OF PERIOD	$1,453	$629

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for oil and gas properties	$18,750	$-
Unrealized gain (loss) on AFS securities	$(107,800)	$(2,156)
Debt discount from beneficial conversion feature	$26,050	$-
Related party debt issued for cash bond	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.
Notes to the Condensed Financial Statements
For the Periods Ended March 31, 2013 and December 31, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March  31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Cardinal Energy Group, Inc.
Notes to the Condensed Financial Statements
For the Periods Ended March 31, 2013 and December 31, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the three months ended March 31, 2013, the Company issued 15,000 shares of its common stock valued at fair market value of $18,750 for oil and gas property. The acquisition expense was capitalized.

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At March 31, 2013 and December 31, 2012, no reserve for allowance for doubtful accounts was needed.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These

Cardinal Energy Group, Inc.
Notes to the Condensed Financial Statements
For the Periods Ended March 31, 2013 and December 31, 2012

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2013 and December 31, 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended March 31, 2013 and December 31, 2012.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$16,940	-	-	$16,940
Total	$16,940	-	-	$16,940

Liabilities
Derivative liability	-	-	$49,079	$49,079
Total	-	-	$49,079	$49,079

Assets and liabilities at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$124,740	-	-	$124,740
Total	$124,740	-	-	$124,740

Liabilities
Derivative liability	-	-	$74,240	$74,240
Total	-	-	$74,240	$74,240

The balance of the derivative liability decreased from $74,240 on December 31, 2012 to $49,079 on March 31, 2013. This is due to the change in fair value of $25,161, which was recorded as gain on derivative in “Statement of Operations and Other Comprehensive Loss”.

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

Cardinal Energy Group, Inc.
Notes to the Condensed Financial Statements
For the Periods Ended March 31, 2013 and December 31, 2012

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2013, the Company issued 217,500 shares of common stock for services valued at fair market value of $271,875.

During the three months ended March 31, 2013 the Company issued 15,000 shares of common stock valued at fair market value of $18,750 for the acquisition of oil and gas property.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the three months ended March 31, 2013 the Company received cash of $22,500 on these payables, had $14,345 in expenses paid on behalf of the Company, and made payments totaling $80,500 on these related party payables. Related party payables totaled $81,871 and $122,845 at March 31, 2013 and December 31, 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On February 26, 2013 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due one year from issuance. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at March 31, 2013.

During the three months ended March 31, 2013 pursuant to a convertible debenture offering the Company borrowed $133,000. The convertible notes accrue interest at 8% per annum, with principal and interest due two years from issuance. The notes carry a default interest rate of 12% per annum. The notes are exercisable for two years from the issue date into shares of the Company’s common stock at a price of $1 per share.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $26,050 and was recorded as debt discount. During the three months ended March 31, 2013, debt discount of $1,863 was amortized.

NOTE 7 – WARRANTS AND WARRANT DERIVATIVE LIABILITY

On December 31, 2012 the Company issued 30,000 units at $1.00 per unit resulting in total cash proceeds of $30,000.  Each unit sold consists of one share of the Company’s common stock, one Class A Redeemable Warrant, and one Class B Redeemable Warrant.

Cardinal Energy Group, Inc.
Notes to the Condensed Financial Statements
For the Periods Ended March 31, 2013 and December 31, 2012

NOTE 7 – WARRANTS AND WARRANT DERIVATIVE LIABILITY (continued)

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

The Company has analyzed this price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value do to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company has estimated the fair value of the derivative using the Black-Scholes option-pricing model at March 31, 2013.  Assumptions included (1) 0.38-.80% risk-free interest rate, (2) expected term is the remaining term of the warrant, (3) expected volatility of 181.34-185.16%, (4) zero expected dividends, (5) exercise prices as set within the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted. At March 31, 2013 the embedded derivative liability was valued at $49,079 and a gain of $25,161 was recorded.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. There is no litigation or contingencies that require accrual or disclosure as of March 31, 2013 and December 31, 2012.

NOTE 9 – SUBSEQUENT EVENTS

In April 2013 the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due one year from issuance. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at a 58 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

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

We intend to acquire additional producing and non-producing oil and gas properties in future.  We have acquired a 2,200 acre lease in Wayne County, OH.  Plans to develop this acreage are underway.

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

This discussion relates to Cardinal Energy Group, Inc. and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 28, 2013.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Exploration	$4,000,000
Operations	$250,000
Administrative	$500,000

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

Results of Operations

Three Months Ended March 31, 2013

Oil and Gas Revenues

For the three months ended March 31, 2013 oil and gas revenues increased to $1,871 compared to $1,487 for the three months ended March 31, 2012. We expect to increase revenues by acquiring additional oil and gas wells and reworking them to increase production.

Well Operating Expense

For the three months ended March 31, 2013 well operating costs decreased to $1,709 compared to $1,795 for the three months ended March 31, 2012. The decrease was due in part to a change in operator of our California wells.

General and Administrative Expenses

For the three months ended March 31, 2013 general and administrative expenses increased to $480,512 compared to $26,517 for the three months ended March 31, 2012.The increase was primarily attributable to stock based compensation as we have increased our efforts to locate additional future oil and gas leasing opportunities following our acquisition of Cardinal Energy Group, LLC and increases in our administrative costs of our SEC reporting obligations.

Bad Debt Expense

The Company recorded $0 of bad debt expense during the three months ended March 31, 2013.

Depreciation, Depletion and Amortization

For the three months ended March 31, 2013 depreciation and amortization expense increased to $1,970 compared to $704 for the three months ended March 31, 2012. The increase was due to a change in the estimated life of the assets being depreciated

Other Expenses

Other expense for the three months ended March 31, 2013 our other expenses was $22,115 compared to $0 for the three months ended March 31, 2012.  The increase was due to a loss on derivative liabilities and interest expense associated with our borrowing activities.

Net Loss

For the three months ended March 31, 2013 our net loss was $460,205 compared to a net loss of $27,529 for the three months ended March 31, 2013. The increase was primarily due to the increase in General and Administrative expenses.

BALANCE SHEET

Convertible Notes Payable

The Company had convertible notes payable of $108,813 as of March 31, 2013 as compared to $0 as of March 31, 2012.  The increase was related to increased borrowings of the Company as a result of its development activities.

Accounts Payable Related Party

The Company had related party payables of $81,871 as of March 31, 2013 as compared to $122,845 as of March 31, 2012 due to [amounts paid down during the quarter.

Workovers

We did not undertake any substantial workovers during 2013. As of the date of this filing, we have no plans to undertake any workovers pending receipt of additional capital.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Capital Resources and Liquidity

We used cash in operations of $127,067during the three months ended March 31, 2013 compared to $44,461 during the three months ended March 31, 2013. The increase was due to the increased loss from operations as a result of costs incurred.

We used cash from investing activates of $2,940 during the three months ended March 31, 2013 for purchases of property and equipment compared to net receipts of $55,000 during the three months ended March 31, 2012. In 2012, $75,000 came from the sale of oil properties. We used $20,000 in 2012 to make payments on a note receivable.

We were provided $128,000of net cash from financing activities during the three months ended March 31, 2013 compared to $10,022 used during the same period in 2012. The funds in 2013 came primarily from sales of convertible notes, related party loans and partially offset by payments on related party loans.

At March 31, 2013 we had cash on hand of $1,453 which is not sufficient to meet our operating needs for the next twelve months. We anticipate the need to raise $1,250,000 to $5,000,000 from the issuance of common stock to meet our operating requirements and allow the rework of our existing wells and to drill new wells.

At March 31, 2013 our current assets were $$18,393 and our current liabilities were $$303,485resulting in a negative working capital of $$285,092.

We have a note receivable for $20,000. The note was due in October 2012 with accrued interest at 4% per annum.  The note is currently in default and we anticipate filing suit shortly to obtain a judgment for the unpaid, principle, interest, attorney’s fees and court costs.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of March 31, 2013 and 2012 no impairment of oil and gas properties was recorded.

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $7,979 as of March 31, 2013.

Off-Balance Sheet Arrangements.

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2013 the Company issued 544,840 shares of common stock for services valued at fair market value of $681,050.

During the three months ended March 31, 2013 the Company issued 160 shares of common stock for cash of $200.

During the three months ended March 31, 2013 the Company issued 15,000 shares of common stock valued at fair market value of $18,750 for the acquisition of oil and gas property acreage.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

ITEM 6.                EXHIBITS.

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1(a)	Articles of Incorporation of Koko, Ltd.	S-1	3/12/09	3.1
3.1(b)	Amendment to Articles of Incorporation of Koko, Ltd.				X
3.2	Bylaws of Koko, Ltd.	S-1	3/12/09	3.2
3.3	Articles of Organization of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Organization of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Class A Redeemable Warrant				X
4.2	Form of Class B Redeemable Warrant				X
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.2	Share Exchange Agreement.	8-K	10/04/12	10.4
10.3	8% Convertible Promissory Note dated February 26, 2013				X
10.4	Form of 8% Convertible Debenture				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document.				X
101.SCH*	XBRL Taxonomy Extension – Schema.				X
101.CAL*	XBRL Taxonomy Extension – Calculations.				X
101.DEF*	XBRL Taxonomy Extension – Definitions.				X
101.LAB*	XBRL Taxonomy Extension – Labels.				X
101.PRE*	XBRL Taxonomy Extension – Presentation.				X

*In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2013.

CARDINAL ENERGY GROUP, INC.

BY:	TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	DANIEL TROENDLY
Daniel Troendly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1(a)	Articles of Incorporation of Koko, Ltd.	S-1	3/12/09	3.1
3.1(b)	Amendment to Articles of Incorporation of Koko, Ltd.				X
3.2	Bylaws of Koko, Ltd.	S-1	3/12/09	3.2
3.3	Articles of Organization of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Organization of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Class A Redeemable Warrant				X
4.2	Form of Class B Redeemable Warrant				X
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.2	Share Exchange Agreement.	8-K	10/04/12	10.4
10.3	8% Convertible Promissory Note dated February 26, 2013				X
10.4	Form of 8% Convertible Debenture				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document.				X
101.SCH*	XBRL Taxonomy Extension – Schema.				X
101.CAL*	XBRL Taxonomy Extension – Calculations.				X
101.DEF*	XBRL Taxonomy Extension – Definitions.				X
101.LAB*	XBRL Taxonomy Extension – Labels.				X
101.PRE*	XBRL Taxonomy Extension – Presentation.				X

*   In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.