Form 10-Q/A
period 2013-03-31
Cardinal Energy Group, Inc.
filed 2013-05-17
CIK 1408351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A-1

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
YES [   ]     NO [X]

As of May 1, 2013 there were 34,777,500 shares issued and outstanding of Registrant’s Common Stock (par value $0.00001 per share)

REASON FOR AMENDMENT

We are amending Item 4 of Part I, which reflected that our disclosure controls and procedures were “effective” to reflect that our disclosure controls and procedures were “ineffective.” The statement that our disclosure controls and procedures were “effective” was the result of a typographical error.

PART I – FINANCIAL INFORMATION

ITEM 4.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.             EXHIBITS.

		Incorporated by reference			Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1(a)	Articles of Incorporation of Koko, Ltd.	S-1	3/12/09	3.1
3.1(b)	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/13	3.1(b)
3.2	Bylaws of Koko, Ltd.	S-1	3/12/09	3.2
3.3	Articles of Organization of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Organization of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Class A Redeemable Warrant	10-Q	5/15/13	4.1
4.2	Form of Class B Redeemable Warrant	10-Q	5/15/13	4.2
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.4	Share Exchange Agreement.	8-K	10/04/12	10.4
10.5	Agreement relating to $20,000 bond dated January 23, 2013	10-Q	5/15/13	10.5
10.6	8% Convertible Promissory Note dated February 26, 2013	10-Q	5/15/13	10.6
10.7	Form of 8% Convertible Debenture	10-Q	5/15/13	10.7

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document.	10-Q	5/15/13
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	5/15/13
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	5/15/13
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	5/15/13
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	5/15/13
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	5/15/13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2013.

CARDINAL ENERGY GROUP, INC.

BY:	TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	DANIEL TROENDLY
Daniel Troendly
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1(a)	Articles of Incorporation of Koko, Ltd.	S-1	3/12/09	3.1
3.1(b)	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/13	3.1(b)
3.2	Bylaws of Koko, Ltd.	S-1	3/12/09	3.2
3.3	Articles of Organization of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Organization of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Class A Redeemable Warrant	10-Q	5/15/13	4.1
4.2	Form of Class B Redeemable Warrant	10-Q	5/15/13	4.2
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.4	Share Exchange Agreement.	8-K	10/04/12	10.4
10.5	Agreement relating to $20,000 bond dated January 23, 2013	10-Q	5/15/13	10.5
10.6	8% Convertible Promissory Note dated February 26, 2013	10-Q	5/15/13	10.6
10.7	Form of 8% Convertible Debenture	10-Q	5/15/13	10.7
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.	10-Q	5/15/13
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	5/15/13
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	5/15/13
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	5/15/13
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	5/15/13
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	5/15/13