Form 10-Q
period 2013-06-30
Cardinal Energy Group, Inc.
filed 2013-08-14
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2013 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53923

CARDINAL ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0703223
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6037 Frantz Rd., Suite 103, Dublin, OH	43017
(Address of principal executive offices)	(Zip Code)

(614) 459-4959

(Registrant’s telephone number, including area code)

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

YES [  ] NO [X]

As of August 12, 2013 there were 34,828,362 shares issued and outstanding of Registrant’s Common Stock (par value $0.00001 per share)

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended June 30, 2013

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION.

Cardinal Energy Group, Inc.

Balance Sheets

 (Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$50,678	$3,460
Accounts receivable - related party	-	16,978
Investments	23,100	124,740

Total Current Assets	73,778	145,178

PROPERTY AND EQUIPMENT, net	54,101	20,073

OIL AND GAS PROPERTIES (full cost method)
Proved properties, net of accumulated depletion, depreciation, amortization, and impairment of $579,963 and $579,963, respectively	671,972	653,222

OTHER ASSETS	58,107	3,452

TOTAL ASSETS	$857,958	$821,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$251,012	$50,948
Related party payables	147,755	122,845
Notes payable	95,500	-
Derivative liability	65,019	74,240

Total Current Liabilities	559,286	248,033

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $38,380 and $-0-, respectively	144,620	-
Asset retirement obligation	8,199	7,760

Total Long-Term Liabilities	152,819	7,760

TOTAL LIABILITIES	712,105	255,793

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 34,828,362 and 34,545,000 shares issued and outstanding, respectively	348	346
Additional paid-in capital	3,922,980	3,518,752
Accumulated other comprehensive loss	(2,194,500)	(2,092,860)
Retained earnings (deficit)	(1,582,975)	(860,106)

TOTAL STOCKHOLDERS’ EQUITY	145,853	566,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$857,958	$821,925

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.

Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES
Oil and gas revenues	$5,471	$34	$7,342	$1,521

Total Revenues	5,471	34	7,342	1,521

OPERATING EXPENSES
Well operating costs	1,017	734	2,726	2,529
Depreciation and amortization	2,857	693	4,608	1,369
Accretion expense	220	28	439	56
General and administrative	238,882	11,360	719,394	37,877

Total Operating Expenses	242,976	12,815	727,167	41,831

LOSS FROM OPERATIONS	(237,505)	(12,781)	(719,825)	(40,310)

OTHER INCOME (EXPENSES)
Interest expense, net	(9,219)	-	(12,265)	-
Gain (loss) on derivative	(15,940)		9,221

Total Other Income (Expenses)	(25,159)	-	(3,044)	-

NET LOSS	$(262,664)	$(12,781)	$(722,869)	$(40,310)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	6,160	5,236	(101,640)	3,080

NET COMPREHENSIVE LOSS	$(256,504)	$(7,545)	$(824,509)	$(37,230)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding (basic and diluted)	34,802,801	34,500,000	34,743,977	34,500,000

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2012	34,545,000	$346	$3,518,752	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	242,500	2	307,773	-	-	307,775

Common stock issued for deferred costs	25,862	-	34,655	-	-	34,655

Common stock issued for property	15,000	-	18,750	-	-	18,750

Beneficial conversion feature	-	-	43,050	-	-	43,050

Unrealized holding loss for available-for-sale-securities	-	-	-	-	(101,640)	(101,640)

Net loss for the six months ended June 30, 2013	-	-	-	(722,869)	-	(722,869)

Balance at June 30, 2013	34,828,362	$348	$3,922,980	$(1,582,975)	$(2,194,500)	$145,853

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(722,869)	$(40,310)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,608	1,369
Accretion	439	56
Amortization of debt discount	4,670	-
Stock based compensation	307,775	-
Gain on derivative liability	(9,221)	-
Changes in operating assets and liabilities:
Accounts receivable - related party	(22,859)	-
Accounts payable and accrued expenses	200,064	(4,047)
Accounts payable - related party	38,310	-

Net Cash Used in Operating Activities	(199,083)	(42,932)

CASH FLOWS FROM INVESTING ACTIVITIES

Notes receivable	-	(20,000)
Purchase of property and equipment	(38,636)	-
Sale of oil and gas properties	-	75,000

Net Cash Provided by (Used in) Investing Activities	(38,636)	55,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	49,600	-
Proceeds from notes payable	278,500	-
Repayment of notes payable -related party	(43,163)	(10,022)

Net Cash Provided by (Used in) Financing Activities	284,937	(10,022)

NET INCREASE IN CASH	47,218	2,046
CASH AT BEGINNING OF PERIOD	3,460	111

CASH AT END OF PERIOD	$50,678	$2,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$(101,640)	$3,080
Related party debt issued for cash bond	$20,000	$-
Debt discount from beneficial conversion feature	$43,050	$-
Common stock issued for deferred costs	$34,655	$-
Common stock issued for oil and gas properties	$18,750	$-

The accompanying notes are an integral part of these unaudited financial statements.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended June 30, 2013 and December 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007, for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which is engaged in the business of exploring, purchasing, developing and operating oil and gas leases. The Company changed its name to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products primarily to domestic purchasers of oil and gas production. Its operations are presently focused in the states of California, Ohio and Texas. The recoverability of the capitalized exploration and development costs for these properties is dependent upon the existence of economically recoverable reserves, the Company’s ability to obtain the necessary financing to complete exploration and development, and future profitable production or proceeds from disposition of such property.

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

During the six months ended June 30, 2013, the Company issued 15,000 shares of its common stock valued at fair market value of $18,750 for oil and gas property.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended June 30, 2013 and December 31, 2012

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company currently utilizes production revenues to fund its operating expenses. The Company’s negative cash flows from operations, projected cost of capital improvements of the oil and gas wells, and its projected operating losses to be incurred raise substantial doubt about its ability to continue as a going concern. The Company plans to use additional equity financing through fiscal year 2013 to fund potential acquisitions and business expansion.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2013 and December 31, 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended June 30, 2013 and December 31, 2012.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,100	-	-	$23,100
Total	$23,100	-	-	$23,100

Liabilities
Derivative liability	-	-	$65,019	$65,019
Total	-	-	$65,019	$65,019

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended June 30, 2013 and December 31, 2012

Assets and liabilities at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$124,740	-	-	$124,740
Total	$124,740	-	-	$124,740

Liabilities
Derivative liability	-	-	$74,240	$74,240
Total	-	-	$74,240	$74,240

The balance of the derivative liability decreased from $74,240 on December 31, 2012 to $65,019 on June 30, 2013. This is due to the change in fair value of $9,221, which was recorded as gain on derivative in “Statement of Operations and Other Comprehensive Income (Loss)”.

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2013, the Company issued 242,500 shares of common stock for services valued at fair market value of $307,775.

During the three months ended March 31, 2013 the Company issued 15,000 shares of common stock valued at fair market value of $18,750 for the acquisition of oil and gas property.

During the three months ended June 30, 2013, the Company issued 25,862 shares of common stock valued at fair market value of $34,655 to a potential investor as due diligence fees. The fair value of these shares was recorded to the other assets as a deferred cost.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the six months ended June 30, 2013 the Company received cash of $49,600 and repaid $43,163 on these payables and had $38,310 in expenses paid by a related party on behalf of the Company. Related party payables totaled $147,755 and $122,845 at June 30, 2013 and December 31, 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 26, 2013 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0% per annum, with principal and interest due on November 29, 2013. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at June 30, 2013.

On April 2, 2013 the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on January 8, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at June 30, 2013.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended June 30, 2013 and December 31, 2012

During the six months ended June 30, 2013 pursuant to a convertible debenture offering the Company borrowed $183,000. The convertible notes accrue interest at 8% per annum, with principal and interest due two years from issuance. The notes carry a default interest rate of 12% per annum. The notes are convertible for two years from the issue date into shares of the Company’s common stock at a price of $1.00 per share.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $43,050 and was recorded as debt discount. During the six months ended June 30, 2013, debt discount of $4,670 was amortized.

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

The Company has analyzed this price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value do to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company has estimated the fair value of the derivative using the Black-Scholes option-pricing model at June 30, 2013. Assumptions included (1) 0.50-1.02% risk-free interest rate, (2) expected term is the remaining term of the warrant, (3) expected volatility of 182.76-185.77%, (4) zero expected dividends, (5) exercise prices as set within the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted. At June 30, 2013 the embedded derivative liability was valued at $65,019 and a loss of $15,940 and a gain of $9,221 were recorded for the three and six months ended June 30, 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. There is no litigation or contingencies that require accrual or disclosure as of June 30, 2013 and December 31, 2012.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended June 30, 2013 and December 31, 2012

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these financial statements and there are no material subsequent events to report.

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase. The promissory note accrues interest at 6% per annum and is due two years from issuance.

In July 2013, the Company borrowed $15,000 in the form of a convertible note pursuant to the convertible debenture offering (see Note 6). The note accrues interest at 8% per annum, with principal and interest due two years from issuance. The notes carry a default interest rate of 12% per annum. The note is convertible for two years from the issue date into shares of the Company’s common stock at a price of $1.00 per share.

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

We were incorporated in the State of Nevada on January 19, 2007 under the name Koko Ltd. for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, we changed the focus of our business when we acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which is engaged in the business of exploring, purchasing, developing and operating oil and gas leases. We acquired Cardinal Energy Group, LLC in exchange for 31,050,000 shares of our common stock. We changed our name to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

On July 3, 2013 we completed the acquisition of an 85% working interest in producing oil and gas leases located in Shackelford County, Texas known as the Conway-Dawson Leases (the “Conway-Dawson Leases”) from an unaffiliated third party. We paid $400,000 for the Conway-Dawson Leases, all of which was paid pursuant to a 24-month balloon Secured Promissory Note (the “Note”) with an annual interest rate of six percent (6%). If we pay the Note in full within 90 days of its issuance, the outstanding principal amount of the note and accrued interest shall be reduced by 10%. We intend to repay the Note by allocating 40% of the monthly proceeds after the lease operating expenses attributable to our working interests are deducted will be paid directly to the seller to reduce the debt under the Note.

The continued implementation of our business model, which includes acquiring additional producing and non-producing oil and gas properties, will in all likelihood require additional capital. Accordingly, we may raise additional capital through private or public financing. We have filed registration statement on Form S-1 with the Securities and Exchange Commission which, once declared effective, will permit us to sell up to 2,500,000 shares of our common stock at $1.30 per share for a proposed maximum aggregate offer price of $3,250,000 along with certain selling shareholders who may sell up 15,801,751 shares of our common stock.

Assuming we are able to raise the maximum amount of this offering, the following reflects how we intend to use the proceeds of the offering over the next twelve months:

Operations	$2,100,000
Administrative	$450,000
Working capital	$410,000
Debt repayment	$290,000
Total	$3,250,000

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

We are focused on growth via the reworking of marginal oil and gas wells in mature but marginally producing fields that have significant proven reserves yet to be produced throughout the Appalachian Basin. Many of these wells were drilled during the boom time of the early 1980’s. Newer production theories and technology make it possible to re-enter these older wells that have been ‘walked away from’ by their original operators. In addition, we intend to acquire additional producing and non-producing oil and gas properties in future. We have acquired a 2,200 acre lease in Wayne County, OH. Plans to develop this acreage are underway.

We have nominal revenues, have achieved losses since inception, have limited operations, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations. We are concentrating on acquiring producing and non-producing properties in the United States. We currently own interests in oil and gas leases located in the states of California, Ohio and Texas. We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

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

Results of Operations

The results discussed below are for the three and six months ended June 30, 2013 and 2012. For comparative purposes, we are comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Revenues

For the three months ended June 30, 2013 revenues increased to $5,471 compared to $34 for the three months ended June 30, 2012. For the six months ended June 30, 2013 revenues increased to $7,342 compared to $1,521 for the six months ended June 30, 2012. These increases are primarily attributable to increased production. We expect to increase revenues in the future from our July 2013 acquisition of the Conway-Dawson Leases and by acquiring additional oil and gas wells and reworking them to increase production.

Operating Expense

For the three months ended June 30, 2013 well operating costs increased to $1,017 compared to $734 for the three months ended June 30, 2012. For the six months ended June 30, 2013 well operating costs increased to $2,726 compared to $2,526 for the six months ended June 30, 2012.

General and Administrative Expenses

For the three months ended June 30, 2013 general and administrative expenses increased to $238,882 compared to $ 11,360 for the three months ended June 30, 2012. For the six months ended June 30, 2013 general and administrative expenses increased to $719,394 compared to $37,877 for the six months ended June 30, 2012. The increase was primarily attributable to stock based compensation as we have increased our efforts to locate additional future oil and gas leasing opportunities following our acquisition of Cardinal Energy Group, LLC and increases in our administrative costs of our SEC reporting obligations.

Depreciation, Depletion and Amortization

For the three months ended June 30, 2013 depreciation and amortization expense increased to $2,857 compared to $693 for the three months ended June 30, 2012. For the Six months ended June 30, 2013 depreciation and amortization expense increased to $4,608 compared to $1,369 for the six months ended June 30, 2012. This increase was mainly due to the purchase of a new vehicle during 2013.

Other Income (Expenses)

Other expense for the three months ended June 30, 2013 was $25,159 compared to $0 for the three months ended June 30, 2012. Other income for the six months ended June 30, 2013 was $3,044 compared to $0 for the six months ended June 30, 2012. The changes were due to a loss on derivative liabilities and interest expense associated with our borrowing activities.

Net Loss

For the three months ended June 30, 2013 our net loss was $ 262,664 compared to a net loss of $12,781 for the three months ended June 30, 2013. For the six months ended June 30, 2013 our net loss was $722,869 compared to a net loss of $40,310 for the six months ended June 30, 2013. The increase was primarily due to the increase in General and Administrative expenses discussed above.

Net Comprehensive Loss

Net comprehensive loss for the three months ended June 30, 2013 was $256,504 compared to $7,545 for the three months ended June 30, 2012. Net comprehensive loss for the six months ended June 30, 2013 was $824,509 compared to $37,230 for the six months ended June 30, 2012. The changes were primarily due to increases in net loss as discussed above and decreases in value of investments.

BALANCE SHEET

Total Assets

The Company had total assets of $857,958 as of June 30, 2013 compared to $821,925 as of December 31, 2012. The increase was related primarily to increases of $47,218 in cash, $34,028 in property and equipment and $54,655 in other assets partially offset by a reduction in value of investments.

Total Liabilities

The Company had total liabilities of $712,105 as of June 30, 2013 compared to $255,793 as of December 31, 2012. The increase was related to increased borrowings, accounts payable and accrued expenses as a result of the Company’s development activities.

Well Workovers

We did not undertake any substantial well maintenance or replacements (workovers) during the six months ended June 30, 2013. As of the date of this filing, we have no plans to undertake any workovers pending receipt of additional capital.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Capital Resources and Liquidity

We used cash in operations of $199,083 during the six months ended June 30, 2013 compared to $42,932 during the six months ended June 30, 2012. The increase was due to the increased loss from operations partially offset increases in stock based compensation and accounts payables and accrued expenses.

We used cash from investing activates of $38,636 during the six months ended June 30, 2013 for purchases of property and equipment compared to net receipts of $55,000 during the six months ended June 30, 2012. In 2012, $75,000 came from the sale of oil properties. We used $20,000 in 2012 to make payments on a note receivable.

We were provided $284,937 of net cash from financing activities during the six months ended June 30, 2013 compared to $10,022 used during the same period in 2012. The funds in 2013 came primarily from sales of convertible notes, related party loans partially offset by payments on related party loans.

At June 30, 2013 we had cash on hand of $50,678 which is not sufficient to meet our operating needs for the next twelve months. We anticipate the need to raise $1,250,000 to $5,000,000 from a combination of the issuance of common stock and borrowings to meet our operating requirements and allow the rework of our existing wells and to drill new wells.

At June 30, 2013 our current assets were $73,778 and our current liabilities were $559,286 resulting in a negative working capital of $485,508. The decrease is primarily attributable to a $311,253 increase in current liabilities and a $71,400 reduction in total current assets.

We have a note receivable for $20,000. The note was due in October 2012 with accrued interest at 4% per annum. The note is currently in default and we anticipate filing suit shortly to obtain a judgment for the unpaid, principle, interest, attorney’s fees and court costs.

As discussed above, we have filed a registration statement on Form S-1 with the Securities and Exchange Commission which, once declared effective, will permit us to sell up to 2,500,000 shares of our common stock at $1.30 per share for a proposed maximum aggregate offer price of $3,250,000 along with certain selling shareholders who may sell up 15,801,751 shares of our common stock. No shares of our common stock have been sold as of the date of this report.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of June 30, 2013 and 2012 no impairment of oil and gas properties was recorded.

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $ 8,199 as of June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 25,000 shares of our unregistered common stock to service providers during the three month period ended June 30, 2013 as compensation for services provided to us which we valued at $35,900.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1(a)	Articles of Incorporation of Koko, Ltd.	S-1	3/12/09	3.1
3.1(b)	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	2.1
3.2	Bylaws of Koko, Ltd.	S-1	3/12/09	3.2
3.3	Articles of Organization of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Organization of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.2	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.2	Share Exchange Agreement.	8-K	10/04/12	10.4
10.3	Commercial Lease Agreement – Triangle Commercial Properties, LLC.	10-K	4/01/2013	10.2
10.4	8% Convertible Promissory Note dated February 26, 2013	10-Q	5/15/2013	10.6
10.5	Form of 8% Convertible Debenture	10-Q	5/15/2013	10.7
10.6	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013.	8-K	6/07/2013	10.8
10.7	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013.	8-K	7/08/2013	10.1
10.8	Form of Secured Promissory Note	8-K	7/08/2013	10.2
10.9	Form of Security Agreement	8-K	7/08/2013	10.3
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document.				X
101.SCH*	XBRL Taxonomy Extension – Schema.				X
101.CAL*	XBRL Taxonomy Extension – Calculations.				X
101.DEF*	XBRL Taxonomy Extension – Definitions.				X
101.LAB*	XBRL Taxonomy Extension – Labels.				X
101.PRE*	XBRL Taxonomy Extension – Presentation.				X

*	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2013.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ DANIEL TROENDLY
Daniel Troendly
Chief Financial Officer (Principal Financial and Accounting Officer)

