Form 10-Q
period 2013-09-30
Cardinal Energy Group, Inc.
filed 2013-11-13
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53923

CARDINAL ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0703223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6037 Frantz Rd., Suite 103, Dublin, OH	43017
(Address of principal executive offices)	(Zip Code)

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

YES [  ] NO [X]

As of November 7, 2013 there were 35,593,326 shares issued and outstanding of Registrant’s Common Stock (par value $0.00001 per share)

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended September 30, 2013

1

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION.

Cardinal Energy Group, Inc.

Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$66,116	$3,460
Prepaid expenses	28,667	-
Accounts receivable - related party	-	16,978
Investments	23,100	124,740

Total Current Assets	117,883	145,178

PROPERTY AND EQUIPMENT, net	56,760	20,073

OIL AND GAS PROPERTIES (full cost method)
Proved properties, net of accumulated depletion, depreciation, amortization, and impairment of $579,963 and $579,963, respectively	1,182,246	653,222

OTHER ASSETS	23,452	3,452

TOTAL ASSETS	$1,380,341	$821,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,216	$50,948
Related party payables	25,400	122,845
Convertible notes, net of debt discount of $65,117 and $-0-, respectively	149,541	-
Derivative liability	167,340	74,240

Total Current Liabilities	658,497	248,033

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $36,923 and $-0-, respectively	196,077	-
Notes payable	400,000	-
Asset retirement obligation	8,419	7,760

Total Long-Term Liabilities	604,496	7,760

TOTAL LIABILITIES	1,262,993	255,793

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 35,413,321 and 34,545,000 shares issued and outstanding, respectively	353	346
Additional paid-in capital	4,465,478	3,518,752
Accumulated other comprehensive loss	(2,194,500)	(2,092,860)
Accumulated deficit	(2,153,983)	(860,106)

TOTAL STOCKHOLDERS’ EQUITY	117,348	566,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,380,341	$821,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES
Oil and gas revenues	$5,396	$54	$12,738	$1,575

Total Revenues	5,396	54	12,738	1,575

OPERATING EXPENSES
Well operating costs	2,520	436	5,246	2,965
Depreciation and amortization	3,908	643	8,516	2,012
Accretion expense	220	28	659	86
Bad debt expense	-	20,000	-	20,000
General and administrative	294,394	45,535	1,013,788	83,410

Total Operating Expenses	301,042	66,642	1,028,209	108,473

LOSS FROM OPERATIONS	(295,646)	(66,588)	(1,015,471)	(106,898)

OTHER INCOME (EXPENSES)
Interest expense, net	(230,881)	-	(243,146)	-
Gain (loss) on derivative	(44,481)	-	(35,260)	-

Total Other Income (Expenses)	(275,362)	-	(278,406)	-

NET LOSS	$(571,008)	$(66,588)	$(1,293,877)	$(106,898)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	-	-	(101,640)	3,080

NET COMPREHENSIVE LOSS	$(571,008)	$(66,588)	$(1,395,517)	$(103,818)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding (basic and diluted)	35,093,415	31,350,000	34,861,422	31,151,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2012	34,545,000	$346	$3,518,752	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	288,147	2	344,373	-	-	344,375

Common stock issued for cash	205,978	2	135,498	-	-	135,500

Common stock issued for deferred costs	25,862	-	34,655	-	-	34,655

Common stock issued for interest on convertible notes	333,334	3	302,150	-	-	302,153

Common stock issued for property	15,000	-	18,750	-	-	18,750

Beneficial conversion feature	-	-	48,300	-	-	48,300

Write off of derivative liability	-	-	63,000	-	-	63,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	(101,640)	(101,640)

Net loss for the nine months ended September 30, 2013	-	-	-	(1,293,877)	-	(1,293,877)

Balance at September 30, 2013	35,413,321	$353	$4,465,478	$(2,153,983)	$(2,194,500)	$117,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,293,877)	$(106,898)
Adjustments to reconcile net loss to net cash used in operations:
Bad debt expense	-	20,000
Depreciation	8,516	2,012
Accretion	659	86
Amortization of debt discount	68,075	-
Stock based compensation	350,363	-
Common stock issued for interest	141,005	-
Loss on change in the fair value of derivative liability	35,260	-
Operating expenses incurred by related party on behalf of the Company	50,289	-
Changes in operating assets and liabilities:
Accounts receivable - related party	16,978	-
Accounts payable and accrued expenses	265,268	2,067
Accounts payable - related party	(40,421)	18,992

Net Cash Used in Operating Activities	(397,885)	(63,741)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid on notes receivable	-	(20,000)
Purchase of property and equipment	(45,203)	-
Purchase of oli and gas properties	(110,274)	-
Sale of oil and gas properties	-	75,000

Net Cash (Used in) Provided by Investing Activities	(155,477)	55,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	60,600	20,000
Stock issued for cash	135,500	-
Proceeds from convertible notes payable	660,831
Repayment of convertible notes payable	(53,000)	-
Repayment of notes payable -related party	(187,913)	(10,022)

Net Cash Provided by Financing Activities	616,018	9,978

NET INCREASE IN CASH	62,656	1,237
CASH AT BEGINNING OF PERIOD	3,460	111

CASH AT END OF PERIOD	$66,116	$1,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$101,640	$3,080
Related party debt issued for cash bond	$20,000	$-
Beneficial conversion feature on convertible notes	$48,300	$-
Common stock issued for prepaid interest	$161,148	$-
Common stock issued for prepaid services	$28,667	$-
Common stock issued for oil and gas properties	$18,750	$-
Derivative liability on convertible notes	$120,840	$-
Note payable issued for purchase of oil and gas properties	$400,000	$-
Extinguished derivative liability	$63,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended September 30, 2013 and December 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007 under the name Koko, Ltd., for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which is engaged in the business of exploring, purchasing, developing and operating oil and gas leases. The Company changed its name from Koko, Ltd. to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

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

For the Periods Ended September 30, 2013 and December 31, 2012

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

During the nine months ended September 30, 2013, the Company issued 15,000 shares of its common stock valued at fair market value of $18,750 for oil and gas property.

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase (see Note 9).

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently utilizes production revenues to fund its operating expenses. The Company’s negative cash flows from operations, projected cost of capital improvements of the oil and gas wells, and its projected operating losses to be incurred raise substantial doubt about its ability to continue as a going concern. The Company plans to use additional debt and equity financing through fiscal year 2013 to fund potential acquisitions and business expansion. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended September 30, 2013 and December 31, 2012.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,100	-	-	$23,100
Total	$23,100	-	-	$23,100

Liabilities
Derivative liability	-	-	$167,340	$167,340
Total	-	-	$167,340	$167,340

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended September 30, 2013 and December 31, 2012

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Derivative Liability
Balance, December 31, 2012	$74,240
Initial fair value of debt derivatives at note issuances	128,040
Extinguished derivative liability	(63,000)
Mark-to-market at September 30, 2013 -Embedded debt derivatives	35,260
Balance, September 30, 2013	$167,340

Net loss for the period included in earnings relating to the liabilities held at September 30, 2013	$35,260

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013, the Company issued 288,147 shares of common stock for services valued at fair market value of $344,375.

During the nine months ended September 30, 2013 the Company issued 15,000 shares of common stock valued at fair market value of $18,750 for the acquisition of oil and gas property.

During the nine months ended September 30, 2013, the Company issued 25,862 shares of common stock valued at fair market value of $34,655 to a potential investor as due diligence fees. The fair value of these shares was charged to operations during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013 the Company issued 205,978 shares of common stock for cash proceeds of $135,500

During the nine months ended September 30, 2013 the Company issued 333,334 shares of common stock for prepaid interest on convertible notes payable. The shares were valued at fair market value of $302,153.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the nine months ended September 30, 2013, the Company received cash of $60,600 and repaid $187,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $25,400 and $122,845 at September 30, 2013 and December 31, 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 26, 2013 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on November 29, 2013. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The Company paid off the note completely during the nine months ended September 30, 2013.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended September 30, 2013 and December 31, 2012

On April 2, 2013 the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on January 8, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at September 30, 2013.

On September 11, 2013 the Company borrowed $83,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8% per annum with principal and interest due on June 4, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at September 30, 2013.

On August 5, 2013 the Company borrowed $82,288 from an unrelated third party entity in the form of a convertible note. The Company issued 109,719 shares of common stock to the note holder for paid up interest. The note bears no other interest. The note matures 120 days from the date of issue.

The principal balance of the note is convertible at the option of the note holder, into the Company's common stock at the conversion price which is defined as the average of the trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $40,476 of the embedded derivative. During the nine months ended September 30, 2013 the Company had amortized $18,889 of the debt discount to interest expense, leaving $21,587 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $82,288 and $-0- respectively.

On August 6, 2013 the Company borrowed $12,498 from an unrelated third party entity in the form of a convertible note. The Company issued 16,664 shares of common stock to the note holder for paid up interest. The note bears no other interest. The note matures 120 days from the date of issue.

The principal balance of the note is convertible at the option of the note holder, into the Company's common stock at the conversion price which is fined as the average of the trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $5,989 of the embedded derivative. During the nine months ended September 30, 2013 the Company had amortized $2,745 of the debt discount to interest expense, leaving $3,244 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $12,498 and $-0- respectively.

On August 6, 2013 the Company borrowed $17,479 from an unrelated third party entity in the form of a convertible note. The Company issued 23,305 shares of common stock to the note holder for paid up interest. The note bears no other interest. The note matures 120 days from the date of issue.

The principal balance of the note is convertible at the option of the note holder, into the Company's common stock at the conversion price which is fined as the average of the trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $8,375 of the embedded derivative. During the nine months ended September 30, 2013 the Company had amortized $3,839 of the debt discount to interest expense, leaving $4,536 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $17,479 and $-0- respectively.

On August 6, 2013 the Company borrowed $39,250 from an unrelated third party entity in the form of a convertible note. The Company issued 52,333 shares of common stock to the note holder for paid up interest. The note bears no other interest. The note matures 120 days from the date of issue.

The principal balance of the note is convertible at the option of the note holder, into the Company's common stock at the conversion price which is fined as the average of the trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Cardinal Energy Group, Inc.

Notes to the Condensed Financial Statements

For the Periods Ended September 30, 2013 and December 31, 2012

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $18,808 of the embedded derivative During the nine months ended September 30, 2013 the Company had amortized $8,620 of the debt discount to interest expense, leaving $10,188 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $39,250 and $-0- respectively.

On August 6, 2013 the Company borrowed $98,485 from an unrelated third party entity in the form of a convertible note. The Company issued 131,313 shares of common stock to the note holder for paid up interest. The note bears no other interest. The note matures 120 days from the date of issue. The unpaid principle balance of the note is convertible into shares of the Company common stock.

The principal balance of the note is convertible at the option of the note holder, into the Company's common stock at the conversion price which is defined as the average of the trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $47,192 of the embedded derivative During the nine months ended September 30, 2013 the Company had amortized $21,630 of the debt discount to interest expense, leaving $25,562 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $98,485 and $-0- respectively.

The fair value of all the above described embedded derivative of $167,340 at September 30, 2013 was determined using the Black Scholes Model.

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $35,260 for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013 the Company borrowed $233,000 pursuant to a convertible debenture offering. The convertible notes accrue interest at 8% per annum, with principal and interest due two years from issuance. The notes carry a default interest rate of 12% per annum. The notes are convertible for two years from the issue date into shares of the Company’s common stock at a price of $1.00 per share. The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $48,300 and was recorded as debt discount. During the nine months ended September 30, 2013, debt discount of $11,377 was amortized.

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

For the Periods Ended September 30, 2013 and December 31, 2012

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

On September 10, 2013 the Company and the warrant holders agreed to amend the class A and class B warrant agreements whereby the warrant holders waived any rights to exercise any warrants that had not been exercised as of the amendment date.

The Company has analyzed this price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value do to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company has estimated the fair value of the derivative using the Black-Scholes option-pricing model at September 30, 2013. Assumptions included (1) 0.50-1.02% risk-free interest rate, (2) expected term is the remaining term of the warrant, (3) expected volatility of 182.76-185.77%, (4) zero expected dividends, (5) exercise prices as set within the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted. At the date of the warrant agreements were amended (September 10, 2013) the embedded derivative liability was valued at $63,000 and a gain of $2,019 and a gain of $11,240 were recorded for the three and nine months ended September 30, 2013. The Company determined that after the amendment to the warrant agreements no derivative liability existed and the Company wrote off derivative liability in the amount of $63,000 to additional paid in capital.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. There is no litigation or contingencies that require accrual or disclosure as of September 30, 2013 and December 31, 2012.

NOTE 9 – NOTES PAYABLE

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase. The promissory note accrues interest at 6% per annum and is due two years from issuance.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013 the Company issued 80,000 shares of common stock for services valued at fair market value of $63,992.

On October 31, 2013 the Company terminated the previously disclosed August 19, 2013 purchase and sale agreement it entered into with Kansas Petroleum Resources, LLC, an unrelated third party (“KPR”) to purchase from KPR a 100% working interest in oil and gas leasehold assets, wells and other operational assets.

Effective as of November 8, 2013, the Company entered into a binding letter of intent (the “LOI”) to provide $1,750,000 in funding to Mojave Gold Corporation (“Mojave”), an unaffiliated third party, with an option to increase such amount to $5,000,000.

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

We were incorporated in the State of Nevada on January 19, 2007 under the name Koko Ltd. for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, we changed the focus of our business when we acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which is engaged in the business of exploring, purchasing, developing and operating oil and gas leases. We acquired Cardinal Energy Group, LLC in exchange for 31,050,000 shares of our common stock. We changed our name from Koko Ltd. to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

We are now focused on growth via the reworking of marginal oil and gas wells in mature but minimally producing fields that have significant proven reserves throughout the Continental United States. Many of these wells were drilled during the boom time of the early 1980’s. Newer production methods and technology make it possible to re-enter these older wells that are neglected, in disrepair or have been ‘walked away from’ by their original operators.

We also intend to acquire additional oil and gas fields that are producing normally in a proven reserve, and non-producing oil and gas fields with proven reserves in known formations for development in the future.

We seek to acquire a property at a discount to the its present value, due to various reasons, like field neglect or an owner’s inability to remedy its liabilities or its inability to raise sufficient capital for repairs or reworking and development. Potential acquisitions must demonstrate that they can be cash flow positive with minimal reworking to its existing wells and also offer scalability with the development of its various pay zones with cost effective shallow drilling.

Prior to our merger with Cardinal Energy LLC of Ohio, we acquired owned fractional interest in 13 oil and gas wells in the Appalachian Basin in Ohio and 85% interest in 2 deep gas wells on their 657 acre lease in Colusa County, in Northern California, which became the foundation of our asset base.

We began our acquisition efforts in the first quarter of 2013; consequently in February of 2013 we acquired a 2,200 acre lease in Wayne County, Ohio. Plans to develop this acreage are underway.

On July 3, 2013 we completed the acquisition of an 85% working interest in producing oil and gas leases located in Shackelford County, Texas known as the Conway-Dawson Leases (the “Conway-Dawson Leases”) from an unaffiliated third party. We paid $400,000 for the Conway-Dawson Leases, all of which was paid pursuant to a 24-month balloon Secured Promissory Note (the “Note”) with an annual interest rate of six percent (6%). If we pay the Note in full within 90 days of its issuance, the outstanding principal amount of the note and accrued interest shall be reduced by 10%. We intend to repay the Note by allocating 40% of the monthly proceeds after the lease operating expenses attributable to our working interests are deducted will be paid directly to the seller to reduce the debt under the Note. We are presently reworking of the existing 40 wells and its infrastructure. We are in the final stages of satisfying the Texas Railroad Commission’s requirements to release us of any liability. We anticipate the Conway-Dawson Leases to begin normal production by the end of the fourth quarter 2013 and to be in fully developed production in the first quarter of 2014.

On October 31, 2013 we elected not to close on the purchase of certain assets as provided for in the August 19, 2013 purchase and sale agreement we entered into with Kansas Petroleum Resources, LLC as amended on September 30, 2013 and terminated such agreement pursuant to its terms and conditions.

The continued implementation of our business model, which includes acquiring additional producing and non-producing oil and gas properties, will in all likelihood require additional capital. Accordingly, we may raise additional capital through private or public financing. We have filed a registration statement on Form S-1 with the Securities and Exchange Commission which became effective in August 12, 2013; it permits us to sell up to 2,500,000 shares of our common stock at $1.30 per share for a proposed maximum aggregate offer price of $3,250,000 along with certain selling shareholders who may sell up 15,801,751 shares of our common stock.

Assuming we are able to raise the maximum amount of this offering, the following reflects how we intend to use the proceeds of the offering over the next twelve months:

Operations	$2,100,000
Administrative	$450,000
Working capital	$410,000
Debt repayment	$290,000
Total	$3,250,000

Currently, we do not have sufficient capital on hand nor do we expect it from production from our properties to complete our proposed budget and maintain operations for the current year. Accordingly we will have to raise additional capital through the sale of our common or preferred stock or from loans from our officers and directors or unrelated third parties. As of the date of this report, we have not entered into any agreements with anyone to provide us with capital through the sale of capital stock or through loans. Based upon our current resources, we believe we can maintain operations through 2013.

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

Results of Operations

The results discussed below are for the three and nine months ended September 30, 2013 and 2012. For comparative purposes, we are comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

Revenues

For the three months ended September 30, 2013 revenues increased to $5,396 compared to $54 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 revenues increased to $12,738 compared to $1,575 for the nine months ended September 30, 2012. These increases are primarily attributable to increased production. We expect to increase revenues in the future from our July 2013 acquisition of the Conway-Dawson Leases and by acquiring additional oil and gas wells and reworking them to increase production.

Operating Expense

For the three months ended September 30, 2013 well operating costs increased to $2,520 compared to $436 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 well operating costs increased to $5,246 compared to $2,965 for the nine months ended September 30, 2012.

General and Administrative Expenses

For the three months ended September 30, 2013 general and administrative expenses increased to $294,394 compared to $45,535 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 general and administrative expenses increased to $1,013,788 compared to $83,410 for the nine months ended September 30, 2012. The increase was primarily attributable to stock based compensation as we have increased our efforts to pay due diligence costs and to locate additional future oil and gas leasing opportunities following our acquisition of Cardinal Energy Group, LLC and increases in our administrative costs of our SEC reporting obligations.

Depreciation, Depletion and Amortization

For the three months ended September 30, 2013 depreciation and amortization expense increased to $3,908 compared to $643 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 depreciation and amortization expense increased to $8,516 compared to $2,012 for the nine months ended September 30, 2012. This increase was mainly due to the purchase of a new vehicle during 2013.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2013 was $275,362 compared to $0 for the three months ended September 30, 2012. Other expenses for the nine months ended September 30, 2013 was $278,406 compared to $0 for the nine months ended September 30, 2012. The changes were due to a loss on derivative liabilities and interest expense associated with our borrowing activities.

Net Loss

For the three months ended September 30, 2013 our net loss was $571,008 compared to a net loss of $66,588 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 our net loss was $1,293,877 compared to a net loss of $106,898 for the nine months ended September 30, 2012. The increase was primarily due to the increase in General and Administrative and Other expenses discussed above.

Net Comprehensive Loss

Net comprehensive loss for the three months ended September 30, 2013 was $571,008 compared to $66,588 for the three months ended September 30, 2012. The changes were primarily due to increases in net loss as discussed above. Net comprehensive loss for the nine months ended September 30, 2013 was $1,395,517 compared to $103,818 for the nine months ended September 30, 2012. The changes were primarily due to increases in net loss as discussed above and decreases in value of investments.

BALANCE SHEET

Total Assets

The Company had total assets of $1,380,341 as of September 30, 2013 compared to $821,925 as of December 31, 2012. The increase was related primarily to increases of $529,024 in oil and gas properties, $62,656 in cash, $36,687 in property and equipment and $20,000 in other assets partially offset by a $101,640 reduction in value of investments.

Total Liabilities

The Company had total liabilities of $1,262,993 as of September 30, 2013 compared to $255,793 as of December 31, 2012. The increase was related to increased borrowings, accounts payable and accrued expenses as a result of the Company’s acquisition and development activities.

Well Workovers

We did not undertake any substantial well maintenance or replacements (workovers) during the nine months ended September 30, 2013. As of the date of this filing, we have plans to undertake any workovers pending receipt of additional capital.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve. We may not be able to obtain such capital in a timely manner and as a result may incur liquidity imbalances.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. We used cash in operations of $397,885 during the nine months ended September 30, 2013 compared to $63,741 during the nine months ended September 30, 2012. The increase was due to the increased loss from operations partially offset increases in stock based compensation and interest payments, accounts payables and accrued expenses.

We used cash from investing activates of $155,477 during the nine months ended September 30, 2013 for purchases of oil and gas properties, property and equipment compared to net receipts of $55,000 during the nine months ended September 30, 2012. In 2012, $75,000 came from the sale of oil properties. We used $20,000 in 2012 to make payments on a note receivable.

We were provided $616,018 of net cash from financing activities during the nine months ended September 30, 2013 compared to $9,978 provided during the same period in 2012. The funds in 2013 came primarily from sales of convertible notes and common stock, partially offset by payments on related party loans.

At September 30, 2013 we had cash on hand of $66,116 which is not sufficient to meet our operating needs for the next twelve months. We anticipate the need to raise $1,250,000 to $5,000,000 from a combination of the issuance of common stock and borrowings to meet our operating requirements and allow the rework of our existing wells and to drill new wells.

In the event we are unable to borrow or raise funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

At September 30, 2013 our current assets were $117,883 and our current liabilities were $658,497 resulting in a negative working capital of $540,614. The decrease is primarily attributable to a $410,464 increase in current liabilities and a $27,295 reduction in total current assets.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of September 30, 2013 and 2012 no impairment of oil and gas properties was recorded.

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $ 8,419 as of September 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of September 30, 2013 due to a lack of adequate segregation of duties and the absence of an audit committee.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about August 20, 2013, the Company issued to the above purchasers, a total of 333,334 unregistered, restricted shares of its Common Stock valued at approximately $302,153 as paid-up interest for the above loan transactions. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

Common stock issued for services	45,647

Common stock issued for cash	205,978

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

On October 31, 2013 we elected not to close on the purchase of certain assets as provided for in the August 19, 2013 purchase and sale agreement we entered into with Kansas Petroleum Resources, LLC as amended on September 30, 2013 and terminated such agreement pursuant to its terms and conditions.

ITEM 6.	EXHIBITS.

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
4.1	Convertible Promissory Note between Cardinal Energy Group, Inc. and Asher Enterprises, Inc. dated August 30, 2013.	8-K	9/13/2013	4.1
10.1	License Agreement with Gregory Ruff.	S-1	6/13/11	10.1
10.2	Share Exchange Agreement.	8-K	10/04/12	10.4
10.3	Commercial Lease Agreement – Triangle Commercial Properties, LLC.	10-K	4/01/2013	10.2
10.4	8% Convertible Promissory Note dated February 26, 2013	10-Q	5/15/2013	10.6
10.5	Form of 8% Convertible Debenture	10-Q	5/15/2013	10.7
10.6	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013.	8-K	6/07/2013	10.8
10.7	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013.	8-K	7/08/2013	10.1
10.8	Form of Secured Promissory Note	8-K	7/08/2013	10.2
10.9	Form of Security Agreement	8-K	7/08/2013	10.3
10.10	Purchase and Sale Agreement dated August 19, 2013 between Kansas Petroleum Resources, LLC and Cardinal Energy Group, Inc.	8-K	8/21/2013	10.1
10.11	Platinum Level Sponsorship Agreement with San Diego Investment Conference, LLC dated August 19, 2013.	8-K	8/21/2013	10.2
10.12	Form of Note Purchase Agreement with Equity Trust Company	8-K	8/21/2013	10.1
10.13	Form of Convertible Promissory Note in favor of Equity Trust Company	8-K	8/21/2013	10.2
10.14	Securities Purchase Agreement between Cardinal Energy Group, Inc. and Asher Enterprises, Inc. dated August 30, 2013.	8-K	9/13/2013	10.2
10.15	Amendment to Purchase and Sale Agreement dated September 30, 2013 between Kansas Petroleum Resources, LLC and Cardinal Energy Group, Inc.	8-K	10/4/2013	10.1
10.16	Form of Security Agreement	8-K	7/08/2013	10.3
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document.				X
101.SCH*	XBRL Taxonomy Extension – Schema.				X
101.CAL*	XBRL Taxonomy Extension – Calculations.				X
101.DEF*	XBRL Taxonomy Extension – Definitions.				X
101.LAB*	XBRL Taxonomy Extension – Labels.				X
101.PRE*	XBRL Taxonomy Extension – Presentation.				X

*	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ENERGY GROUP, INC.

Date: November 13, 2013	BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	BY:	/s/ DANIEL TROENDLY
Daniel Troendly
Chief Financial Officer (Principal Financial and Accounting Officer)

