Form 10-K
period 2013-12-31
Cardinal Energy Group, Inc.
filed 2014-03-28
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

The fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53923

CARDINAL ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

6037 Frantz Road, Suite 103

Dublin, OH 43017

(Address of Principal Executive Offices, including zip code)

(614) 459-4959

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock, par value $0.00001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013: $29,741,576.

As of March 14, 2014 37,209,784 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1 & 2.	BUSINESS and PROPERTIES.

We were incorporated in the State of Nevada on June 19, 2007, for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, we changed the focus of our business when we acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio Limited Liability Company which was engaged in the business of exploring, purchasing, developing and operating oil and gas leases.

We intend to acquire additional producing and non-producing oil and gas properties in the future.

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

We have developed a two-fold growth plan to develop oil and gas reserves: 1) Acquire producing fields with significant, proven reservoirs that provide growth opportunities through in-field drilling programs; and 2) Re-work marginal, neglected, abandoned, and low producing oil and gas wells located in mature fields with economically efficient secondary recovery methods or recomplete existing wells by perforating new pay zones. New drilling and fracturing methods utilizing today’s technology make it economically possible to re-enter and recover stranded reserves from older wells. In addition to remediating and reworking existing wells, we also continue field development by drilling new wells.

Utilizing advanced horizontal drilling, new fracturing and recovery technologies such as water, sand, and chemical dilution, and with higher oil prices, we have the ability to access previously cost prohibitive oil and natural gas reserve formations.

We may enter into agreements with major, mid-major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records, seismic, geological and geophysical information, and such other information as may be available and useful. In addition, prospects will be evaluated by petroleum engineers, geophysicists, geologists and other technical consultants retained by us.

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

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this report, the term “lease” means any full or partial interest in:

●	undeveloped oil and natural gas leases;
●	oil and natural gas mineral rights;
●	licenses;
●	concessions;
●	contracts;
●	fee rights; or
●	other rights authorizing the owner to drill for, reduce to possession and produce oil and natural gas.

We will acquire the leases and interests in the leases to be developed by the Company or third party operators. The actual number, identity and percentage of working interests or other interests in prospects to be acquired will depend upon, among other things, the total amount of capital contributions, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

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

Drilling and Completion Phase

We will enter into agreements with drilling contractors and/or operators to complete and drill wells on our existing and acquired leases. Assuming we are successful and complete a producing oil and/or gas well, we may retain an operator to conduct operations on the lease after completion of the well. A completed well is one that is producing oil and gas in paying quantities. We also may act as our own operator.

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

Production Phase of Operations

General. Once a well is “completed” such that all surface equipment necessary to control the flow of or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling the oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us. We will sell natural gas discovered at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC “).

We may sell oil and/or natural gas production to marketers, refineries, foreign governmental agencies, industrial users, interstate pipelines or local utilities. Revenues from production will be received directly from these parties and paid to the Company.

Oil and natural gas production in California, Ohio and Texas, areas in which we may conduct drilling activities, is a mature industry with numerous pipeline companies and potential purchasers of oil and natural gas. Because of competition among these purchasers for output from oil and natural gas producers, we generally will not enter into long term contracts for the purchase of production.

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

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital.

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

The marketing of any oil and natural gas produced by us will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

●	the amount of crude oil and natural gas imports;
●	the availability, proximity and cost of adequate pipeline and other transportation facilities;
●	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;
●	the effect of United States and state regulation of production, refining, transportation and sales;
●	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;
●	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and
●	general economic conditions in the United States and around the world.

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

Acquisition of Future Leases

Our principal activity in the future will be the acquisition, development and operation of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to the current operator of a property. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

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

After closing has occurred, the newly acquired property will be turned over to us. We may operate the wells in an as-is condition when production is found at acceptable levels, or may elect to re-work wells, perforate new zones, or institute operational changes which will in our estimation increase each well’s production.

In connection with the acquisition of oil and gas leases we will seek to acquire up to a 100% ownership of the working-interest and no less than a 75% net revenue interest along with the surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, we intend to assume the obligation to plug and abandon the wells in the event we determine that continued operations are either too expensive or will not result in production in paying quantities.

We have initiated searches for additional leases and have identified different capital sources for the acquisition of such properties. We intend to the raise the additional capital required to acquire such additional producing assets through specific debt financings.

At the present time, we intend to concentrate on oil exploration and production rather than gas production and to focus our efforts in 2014 on leases located in Texas.

Our Ownership Interests

Currently we own numerous working interests in oil and gas wells located in Ohio, California and Texas. All acreage is held pursuant to leases that have been extended as long as the properties produce a minimum quantity of crude oil and natural gas, a term referred to in the industry as “held by production”.

Our oil and gas leases are classified as unproved properties due to the limited quantities of oil a gas produced. We recorded an impairment of our oil and gas properties in the amount of $579,963 in 2012 and $0 in 2013.

During the year ended December 31, 2012, we sold interests in selected oil and gas properties for $75,000.

The following is a summary of the oil and gas well leases by State:

California

We acquired a 100% working interest in the Armstrong 17-1 and Armstrong 17-3 wells along with 651.84 lease acres in Colusa County, California in October 2011 from California Hydrocarbons Corporation. California Hydrocarbons Corporation contributed these working interests in gas wells and lease acreage for ownership units in the predecessor to our company. The lease acreage is currently held by production and is described as all of Section 17-T13N-R1E, M.D.B. & M. except the NE/4; and all that portion of the east half lying easterly of a line that is parallel with and distant easterly 3961.32 feet, measured at right angles from the mount Diablo meridian located in Section 18-T13N-R1E. The Armstrong 17-3 is currently shut in and needs to be remediated to begin production. The Armstrong 17-1 and 17-3 wells have produced in excess of 1 BCF of natural gas over the last 10 years.

The foregoing lease contains one producing well and one non-producing well. Production from this well included 7,041 thousand cubic feet or “Mcfs” in 2012 and 6,587 Mcfs in 2013.

The following table includes a summary of our wells and leases in California:

Operator	Well Name	County	State	Working Interest	Net Revenue Interest
Cardinal Energy	Armstrong 17-1	Colusa	California	100.00%	87.50%
Cardinal Energy	Armstrong 17-3	Colusa	California	100.00%	87.50%

Cardinal Energy	652 Leased Acres	Colusa	California	100.00%	87.50%

Ohio

We acquired a 1% working interest in the W. Burden #1, Layman Dairy #1, Donahey #3, D. Gorius #1, M. Dodson #1, and the Joe Patton #8 located in Licking County, Ohio, a 1% working interest in the C. Rowley #1, T. Norris #1, E. Miller #1, J. Norris #1 and the Joe Patton #8 located in Knox County, Ohio from California Hydrocarbons Corporation. California Hydrocarbons Corporation contributed these working interests in oil and gas wells for ownership units in a predecessor to the Company.

The 100% working interest in the Nowels Wells #1 and #2 located in Holmes County, Ohio was acquired in November of 2011 from Remediation Joint Venture IV. The joint venture partners contributed their joint venture interests in the wells for ownership units in the predecessor to the Company. The two wells produced 51.17 gross barrels of oil in 2011 and 43.6 gross barrels of oil in 2012. The total cost for operating the wells in 2011 was $1,200.00; and in 2012 was $1,569.00. Interden Industries is the operator of the wells.

In October of 2011, we acquired 1% working interests, 0.843% net revenue interests in 11 gas wells located in Licking and Knox Counties, Ohio from California Hydrocarbon Corporation in exchange for ownership interests in a predecessor to the Company. The total gross gas production from the 11 wells was 51,989 thousand cubic feet or “Mcfs” in 2010; 44,780 Mcfs in 2011, 6,873Mcfs in 2012, and 11,660 Mcfs in 2013. The total gross oil production from the 11 wells was 871 bbls in 2010, 847 bbls in 2011, 308 bbls in 2012 and 273 bbls in 2013. Of the foregoing production, we received 0.8343% thereof and are obligated to pay 1% of the total lease operating expenses of the wells. Knox Energy, Inc. is the operator of the property. We are a passive investor in the wells.

In February of 2013, we acquired a 100% working interest in the shallow drilling rights on a 2,200 acre lease in Wayne County, Ohio for 15,000 shares of common stock valued at $18,750 from Chase Energy Group, LLC.

The following table includes a summary of our wells and leases in Ohio:

Operator	Well name	County	State	Working Interest	Net Revenue Interest
Knox Energy, Inc.	Layman Dairy #1	Licking	Ohio	1.00%	0.84%
Knox Energy, Inc.	Donahey#3	Licking	Ohio	1.00%	0.84%
Knox Energy, Inc.	C. Rowley #1	Knox	Ohio	1.00%	0.84%
Knox Energy, Inc.	T. Norris #1	Knox	Ohio	1.00%	0.84%
Knox Energy, Inc.	E. Miller #1	Knox	Ohio	1.00%	0.84%
Knox Energy, Inc.	D. Gorius#1	Licking	Ohio	1.00%	0.84%
Knox Energy, Inc.	J. Norris #1	Knox	Ohio	1.00%	0.84%
Knox Energy, Inc.	M. Dodson#1	Licking	Ohio	1.00%	0.84%
Knox Energy, Inc.	J. Geiger#1	Knox	Ohio	1.00%	0.84%
Knox Energy, Inc.	Joe Patton #8	Licking	Ohio	1.00%	0.84%
Interden Industries	Nowels #1	Holmes	Ohio	100.00%	87.50%
Interden Industries	Nowels #2	Holmes	Ohio	100.00%	87.50%
Cardinal Energy		Wayne	Ohio	100.00%	87.50%

Texas

In July of 2013, we acquired an 85% working interest (75% net revenue interest) in the Dawson-Conway leases located in Shackelford County, Texas. The Company issued a two-year Secured Promissory Note in the amount of $400,000 to finance the purchase. The property is comprised of 41 wells on 618 acres. We began reworking the existing wells in the fourth quarter of 2013 and production is currently averaging 10 barrels of oil per day (“B/d”). We expect to have at least 10 wells returned to production by the beginning of the second quarter of 2014. On March 11, 2014 we purchased the remaining 15% working interest in this property for a cash payment of $30,000.

On March 5, 2014, we acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders lease located in Shackelford County, Texas from Sabor X Energy Services, Inc. for $600,000. The property consists of 385 acres and 5 producing oil wells with current production of 31 B/d. We plan to rework these wells to increase their production rates and to perforate other zones currently “behind pipe” overlying the producing formation. We also plan to drill additional development wells on these leases.

On March 6, 2014, we acquired a 100% working interest (80% net revenue interest) in the Stroybel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. The property consists of 235 acres and 32 wells with current production of 3 Bpd. We plan to recomplete these wells by perforating 3 additional zones “behind pipe” overlying the currently producing formation and to then co-mingle the new zones’ production with current output to significantly increase overall production from each well. We also plan to drill additional development wells on these leases.

The aforementioned Powers-Sanders and Stroybel-Broyles acquisitions were financed from the proceeds of a $3,500,000 offering of 12% Senior Secured Callable Convertible Notes which mature on December 31, 2015.

The following tables reflect a summary of our wells and leases in Texas:

Operator	Well Name	County	State	Working Interest	Net Revenue Interest
Section 183 Lease
Cardinal Energy	Conway #1G	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #2A	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #2G	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #2	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #3	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #9	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #10	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #11	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #13	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #14	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #16	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #17	Shackelford	Texas	100%	75.00%
Cardinal Energy	Conway #18	Shackelford	Texas	100%	75.00%
Section 195 “B” Lease
Cardinal Energy	Dawson-Conway #1	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1A	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #6	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #7	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #8	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #3B	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1B	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2C	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1C	Shackelford	Texas	100%	75.00%
Section 195 Lease		Shackelford
Cardinal Energy	Dawson-Conway #9A	Shackelford	Texas	100%	75.00%

Cardinal Energy	Dawson-Conway #12	Shackelford	Texas	100%	75.00%
Section 196 “M” Lease		Shackelford
Cardinal Energy	Dawson-Conway #1	Shackelford	Texas	100%	75.00%

Cardinal Energy	Dawson-Conway #3	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #4		Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #5	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #10	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #11	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #12	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #13	Shackelford	Texas	100%	75.00%
Section 195 “S” Lease		Shackelford
Cardinal Energy	Dawson-Conway #1J	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2J	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #3J	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #4J	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #5J	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #6J	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #7	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #8	Shackelford	Texas	100%	75.00%
Cardinal Energy	Powers-Sanders	Shackelford	Texas	100%	80.00%
Cardinal Energy	Stroybel-Broyles	Eastland	Texas	100%	80.00%

The production amounts shown in the following tables reflect our production for the periods ended December 31, 2013 and 2012, respectively:

	For the Period Ended
	December 31, 2013	December 31, 2012
Oil and Gas Production Data:
Gas (Mcf)
Ohio	117	69
California	6,587	7,041
Texas	0	0
Subtotal	6,704	7,110

Oil (Bbls)
Ohio	3	4
California	0	0
Texas	0	0
Subtotal	3	4

Total (BOE*)
Ohio	22	15
California	1,098	1,174
Texas	0	0
Total	1,120	1,189

* Barrels of oil equivalent in which six Mcf of natural gas equals one Bbl of oil.

Oil and gas sales revenue summary

The oil and gas sales revenue shown in the table below is our net share of annual revenue in each project for the periods ended December 31, 2013 and 2012, respectively.

	For the Periods Ended
	December 31, 2013	December 31, 2012
Oil and Gas Revenue:
Ohio	$384	$4,184
California	16,273	16,978
Total	$16,657	$21,162

The Company realized an average price of $2.82 per MCF and $2.75 per MCF from actual gas sales in 2013 and 2012, respectively from its California properties; crude oil and natural gas sales revenues from the Company’s Ohio properties are immaterial in 2013 and 2012.

The table below shows the developed and undeveloped oil and gas acreage held by the Company as of December 31, 2013. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas. Gross acres are the number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Ohio	0	0	2,242	2,242	2,242	2,242
California	0	0	652	652	652	652
Texas	0	0	618	525	618	525
Total	0	0	3,512	3,419	3,512	3,419

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

●	the construction of natural gas pipeline facilities, and
●	the rates for transportation of these products in interstate commerce.

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

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment,
●	the discharge and disposition of waste materials,
●	the reclamation and abandonment of wells and facility sites, and
●	the remediation of contaminated sites,

and require:

●	permits for drilling operations,
●	drilling bonds, and
●	reports concerning operations.

State laws contain:

●	provisions for the unitization or pooling of oil and natural gas properties,
●	the establishment of maximum rates of production from oil and natural gas wells, and
●	the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

●	Clean Air Act,
●	Oil Pollution Act of 1990,
●	Federal Water Pollution Control Act,
●	Resource Conservation and Recovery Act (“RCRA”),
●	Toxic Substances Control Act, and
●	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

●	drilling,
●	development and production operations,
●	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
●	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

●	capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

●	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

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

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

●	a “generator” or “transporter” of hazardous waste, or
●	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

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

CERCLA, also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

●	the “owner” or “operator” of the site where hazardous substances have been released, and

●	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

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

Under such law we could be required to:

●	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

●	clean up contaminated property, including contaminated groundwater, or

●	perform remedial plugging operations to prevent future contamination.

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

Company’s Office

Our offices are located at 6037 Frantz Rd., Dublin, OH 43017. Our telephone number is 614-459-4959.

Employees

We currently have six full-time employees and one part-time employee.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently a party to a law suit arising out of the normal course of business. The Company is the plaintiff in this case which is summarized below.

Cardinal Energy Group vs. Charles A. Koenig

On November 25, 2013, 2013 we filed a complaint in the Franklin County Ohio Common Pleas Court, Case No. 13-CV-11-12847] seeking the return of 100,000 shares of our unregistered common stock issued to Charles A. Koenig as a retainer for his legal services that he never performed. On December 30, 2013, Mr. Koenig moved to dismiss our complaint which we had amended prior to the hearing. On February 26, 2014, Mr. Koenig’s motion to dismiss our complaint was denied and he has failed to respond to our amended complaint. We have submitted a settlement proposal to Mr. Koenig but we have not received a response to our proposal.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB and is traded under the symbol “CEGX”.

The following table reflects the range of high and low bid information for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter: 10/1/13 to 12/31/13	$1.37	$0.65
Third Quarter: 7/1/13 to 9/30/13	$1.34	$0.50
Second Quarter: 4/1/13 to 6/30/13	$1.44	$1.01
First Quarter: 1/1/13 to 3/31/13	$1.25	$1.01

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$2.525	$0.35
Third Quarter: 7/1/12 to 9/30/12	$0.70	$0.625
Second Quarter: 4/1/12 to 6/30/12	$0.55	$0.20
First Quarter: 1/1/12 to 3/31/12	$0.20	$0.135

Holders

On March 7, 2014, we had approximately 158 non-objecting beneficial shareholders of common stock plus an unknown number of additional holders whose stock is held in “street name”. As of March 14, 2014 there was a total of 37,209,784 shares of common stock issued and outstanding.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

See PPM disclosure in notes and 8-K

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and notes thereto, included elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

On September 30, 2012, we acquired 100% of the issued and outstanding ownership units of Cardinal Energy Group, LLC in exchange for 31,050,000 shares of our common stock. As a result of this acquisition, we are engaged in the business of exploring, purchasing, developing and operating oil and gas leases. We intend to acquire additional producing and non-producing oil and gas properties in future.

On July 3, 2013 we completed the acquisition of an 85% working interest in the Conway-Dawson Leases from an unaffiliated third party. We paid $400,000 for this property, all of which was paid pursuant to a 24-month balloon Secured Promissory Note (the “Note”) with an annual interest rate of six percent (6%). On March 11, 2014 we purchased the remaining 15% working interest in these leases for a cash payment of $30,000.

On March 5, 2014, we acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders lease located in Shackelford County, Texas from Sabor X Energy Services, Inc. for $600,000. The property consists of 385 acres and 5 producing oil wells with current production of 31 B/d. We plan to rework these wells to increase their production rates and to perforate other zones currently “behind pipe” overlying the producing formation. We also plan to drill additional development wells on these leases.

On March 6, 2014, we acquired a 100% working interest (80% net revenue interest) in the Stroybel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. The property consists of 235 acres and 32 wells with current production of 3 B/d. We plan to recomplete these wells by perforating 3 additional zones “behind pipe” overlying the currently producing formation and to then co-mingle the new zones’ production with current output to significantly increase overall production from each well. We also plan to drill additional development wells on these leases. We financed the purchase price for these leases with the proceeds from a $3,500,000 offering of 12% Senior Secured Callable Convertible Notes which mature on December 31, 2015.

We have nominal revenues, have achieved losses since inception, have limited operations, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations. We are concentrating on acquiring producing and non-producing properties in the United States. We currently own interests in oil and gas leases located in the states of California, Ohio and Texas. We may enter into agreements with major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$20,000,000
Drilling and Well Workovers	$14,000,000
Lease Operating Costs	$2,200,000

The above referenced costs do not include approximately $1,300,000 of general and administrative expenses we expect to incur over the next twelve months. Currently, we do not have sufficient capital on hand or expected cash flows from currently producing properties to fully fund our proposed budget and maintain operations for the current year. Accordingly, we will have to raise additional capital through the sale of debt securities in both public and private transactions.

We are focused on growth via the reworking of marginal oil and gas wells, exploiting untapped “behind the pipe” reserves by recompleting current well bores in zones overlying currently producing formations and by selected development drilling in mature but marginally producing fields throughout Texas. Many of these wells were drilled during the boom time of the early 1980’s. Newer production theories and technology make it possible to re-enter these older wells that have been ‘walked away from’ by their original operators.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2013 and 2012

Oil and Gas Revenues

For the year ending December 31, 2013 oil and gas revenues decreased to $16,657 compared to $21,162 for the year ending December 31, 2012 primarily as a result of reductions in production. We are reworking our wells and expect to increase production levels from existing properties in 2014.

Operating and Production Expenses

For the year ending December 31, 2013 lease operating costs decreased to $11,990 compared to $21,934 for the year ending December 31, 2012 primarily as a result of reductions in production. As additional working capital becomes available, we are reworking our wells and expect operating costs on existing properties to increase as we return formerly non-operating wells to production in 2014.

Impairment Expense

In 2012 we recorded an impairment charge of $579,963 related to the re-evaluation of future plans for unproved properties. We did not record any impairment charges in 2013.

General and Administrative Expenses

For the year ending December 31, 2013 general and administrative expenses increased to $1,546,956 compared to $206,585 for the year ending December 31, 2012. The increase was primarily due to consulting and professional fees incurred in connection with our efforts to acquire additional oil and gas properties. The amounts referenced above include stock based compensation expense for third party consultants of $578,375 in 2013 whereas we recorded only $15,150 in 2012.

Bad Debt Expense

We recorded $20,000 of bad debt expense during the year ended December 31, 2012 related to a Note Receivable. We had no bad debt expense in 2013.

Depreciation, Depletion and Amortization

For the year ending December 31, 2013 depreciation, depletion and amortization expense increased to $12,955 compared to $4,100 for the year ending December 31, 2012. The increase was due to depreciation of additions to equipment purchased during the year.

Gain on Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2013, we sold convertible notes payable that contained certain anti-dilutive provisions. As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period. For the year ended December 31, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $99,552.

Net Loss

For the year ending December 31, 2013 our net loss was $1,990,212 compared to a net loss of $819,255 for the year ending December 31, 2012. In addition to the above enumerated factors we recorded $532,111 in interest expense in 2013 related to the increased amount of debt incurred in 2013 as compared to $12 in 2012.

Comprehensive Loss

For the year ending December 31, 2013 our comprehensive loss was $2,091,117 compared to a comprehensive loss of $699,135 for the year ending December 31, 2012. During the year ended December 31, 2013 and 2012, the Company recorded an unrealized loss (gain) on available for sale securities of $100,905 and $(120,120), respectively.

Financial Position

Accounts Payable Related Party

We had related party payables of $122,845 as of December 31, 2012 due to cash advances from shareholders to cover our operating costs. We reduced this liability to $4,599 as of December 31, 2013 by repaying $257,913 after borrowing an additional $60,600 during the year.

Well Workovers

We did not undertake any substantial workovers during 2012. During the later part of 2013 we commenced significant workovers on our newly acquired wells on the Dawson-Conway leases in Texas. Through December 31, 2013 we had incurred $115,310 in well workover costs and we expect to incur substantial additional well workover costs in 2014.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2013 our working capital deficit amounted to $603,560, an increase of $500,705 as compared to $102,855 as of December 31, 2012. This increase is primarily a result of increased short term debts, accounts payable and liabilities partially offset by a reduction in related party payables and derivative liabilities.

We used cash in operations of $428,733 during the year ended December 31, 2013 compared to $94,378 during the year ended December 31, 2012. The increase was due to the increased loss from operations as a result of costs incurred in the process of acquiring additional oil and gas properties.

We used net cash from investing activates of $332,619 during the year ended December 31, 2013 compared to net cash provided by investing activities of $40,802 during the year ended December 31, 2012 primarily as a result of purchases of oil and gas properties and equipment, partially offset by a reduction in amounts paid to purchase a note receivable. In 2012, $75,000 came from the sale of oil properties. We used $20,000 in 2012 to issue a note receivable and $14,198 to acquire equipment. During 2013 we spent $283,659 on oil and gas properties and $48,960 on other property and equipment.

We were provided $56,925 of net cash from financing activities during the year ended December 31, 2012 compared to $776,586 during 2013. In 2012, $26,925 in funds (net of $19,575 in repayments) came from related party loans and $30,000 from the sale of common stock. In 2013 we received net cash of $327,800 from the sale of stock, $343,307 from convertible debentures and convertible notes and $400,000 from other loans. We repaid $97,208 of the convertible loans in 2013. Also, in 2013, we received $60,600 from a related party and re-paid $257,913 of related party borrowings.

At December 31, 2013 we had cash on hand of $18,694 which is not sufficient to meet our operating needs for the next twelve months. We anticipate the need to raise $30,000,000 to $35,000,000 from the issuance of a variety of debt securities or enter into a strategic arrangement with a third party to fund additional acquisitions of oil and gas leases and to rework and recomplete existing wells and to drill new wells. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

We anticipate that increased levels of production from our existing and recently acquired new leases will be adequate to fund our lease operating costs by the end of 2014.

At December 31, 2013 our current assets were $85,884 and our current liabilities were $689,444 resulting in a negative working capital of $603,560. This level of negative working capital when coupled with the timing of proceeds from debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn positive.

Going Concern Consideration

As of December 31, 2013, we have incurred a deficit of $2,850,318, incurred a net loss of $1,990,212, used $428,733 in cash in operating activities and $332,619 was used in investing activities while $776,586 was provided by financing activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2013, our auditor included a statement that as a result of our negative cash flows from operations, working capital deficit, and our projected cost of capital improvements of the oil and gas wells there is a substantial doubt as our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the year ended December 31, 2013, the Company received cash of $60,600 and repaid $257,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $4,599 and $122,845 at December 31, 2013 and 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2013 we have no off-balance sheet arrangements.

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

Oil and Gas Properties

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. Impairments on unproved properties transferred into the evaluated property pool were $0 and $579,963 for the years ended December 31, 2013 and 2012 respectively.

Asset Retirement Obligation

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

Also, refer Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Report.

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cardinal Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Cardinal Energy Group, Inc. (the “Company”), as of December 31, 2013 and the related statement of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Energy Group, Inc. as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has negative cash flows from operations, and working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Cardinal Energy Group, Inc.

Dublin, OH

We have audited the accompanying balance sheets of Cardinal Energy Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Energy Group, Inc. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
March 27, 2013

Cardinal Energy Group, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$18,694	$3,460
Prepaid expenses	38,722	-
Accounts receivable - related party	4,633	16,978
Investments - marketable securities	23,835	124,740

Total Current Assets	85,884	145,178

PROPERTY AND EQUIPMENT, net	56,078	20,073

OIL AND GAS PROPERTIES (full cost method)
Unproved properties, net of accumulated depletion, depreciation, amortization, and impairment of $579,963 and $579,963, respectively	1,355,631	653,222

OTHER ASSETS
Deposits	49,202	3,452

TOTAL ASSETS	$1,546,795	$821,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,011	$50,948
Related party payables	4,599	122,845
Convertible notes, net of debt discount of $-0- and $-0-, respectively	418,306	-
Derivative liability	32,528	74,240

Total Current Liabilities	689,444	248,033

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $30,836 and $-0-, respectively	202,164	-
Notes payable	400,000	-
Asset retirement obligation	8,639	7,760

Total Long-Term Liabilities	610,803	7,760

TOTAL LIABILITIES	1,300,247	255,793

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 35,944,750 and 34,545,000 shares issued and outstanding, respectively	359	346
Additional paid-in capital	5,293,772	3,518,752
Stock subscription receivable	(3,500)	-
Accumulated other comprehensive loss	(2,193,765)	(2,092,860)
Retained deficit	(2,850,318)	(860,106)

TOTAL STOCKHOLDERS’ EQUITY	246,548	566,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,546,795	$821,925

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Year Ended
	December 31,
	2013	2012

REVENUES
Oil and gas revenues	$16,657	$21,162

Total Revenues	16,657	21,162

COSTS & OPERATING EXPENSES
Operating and production costs	11,990	21,934
Depreciation and amortization	12,955	4,100
Property and other operating taxes	1,530	-
Accretion on asset retirement obligation	879	173
Bad debt expense	-	20,000
Impairment	-	579,963
Loss on settlement of accounts payable	-	7,650
General and administrative	1,546,956	206,585

Total Operating Expenses	1,574,310	840,405

OPERATING LOSS	(1,557,653)	(819,243)

OTHER INCOME (EXPENSES)
Interest expense, net	(532,111)	(12)
Gain on change in fair value of derivative liability	99,552	-

Total Other Income (Expenses)	(432,559)	(12)

NET LOSS	$(1,990,212)	$(819,255)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	(100,905)	120,120

NET COMPREHENSIVE LOSS	$(2,091,117)	$(699,135)

Loss per share of common stock (basic & diluted)	$(0.06)	$(0.03)

Weighted average shares outstanding	35,051,012	31,996,630

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balance at December 31, 2011	31,050,000	$311	$3,547,877	$-	$(40,851)	$(2,212,980)	$1,294,357

Recapitalization pursuant to acquisition of Koko, Ltd.	3,450,000	35	(35)	-	-	-	-

Common stock issued for services	15,000	-	15,150	-	-	-	15,150

Common stock issued for cash	30,000	-	30,000	-	-	-	30,000

Recognition of derivative liability on warrants	-	-	(74,240)	-	-	-	(74,240)

Unrealized holding gains for available-for-sale-securities	-	-	-	-	-	120,120	120,120

Net loss for the year ended December 31, 2012	-	-	-	-	(819,255)	-	(819,255)

Balance at December 31, 2012	34,545,000	346	3,518,752	-	(860,106)	(2,092,860)	566,132

Common stock issued for services	568,147	6	578,369	-	-	-	578,375

Common stock issued for cash	457,407	4	327,796	(3,500)	-	-	324,300

Common stock issued for deferred costs	25,862	-	34,655	-	-	-	34,655

Common stock issued for interest on convertible notes	333,334	3	302,150	-	-	-	302,153

Common stock issued for property	15,000	-	18,750	-	-	-	18,750

Beneficial conversion feature	-	-	48,300	-	-	-	48,300

Write off of derivative liability	-	-	63,000	-	-	-	63,000

Accrued compensation forgiven by officers - contributed capital	-	-	402,000	-	-	-	402,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	(100,905)	(100,905)

Net loss for the year ended December 31, 2013	-	-	-	-	(1,990,212)	-	(1,990,212)

Balance at December 31, 2013	35,944,750	$359	$5,293,772	$(3,500)	$(2,850,318)	$(2,193,765)	$246,548

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,990,212)	$(819,255)
Adjustments to reconcile net loss to net cash used in operations:
Loss on settlement of accounts payable	-	7,650
Bad debt expense	-	20,000
Impairment	-	579,963
Depreciation	12,955	4,100
Accretion	879	173
Amortization of debt discount	143,511	-
Stock based compensation	597,071	-
Expenses paid by related party	50,289	-
Common stock issued for interest	302,153	-
Gain on change in fair value of derivative liability	(99,552)	-
Changes in operating assets and liabilities:
Accounts receivable - related party	12,345	(16,978)
Prepaid expenses	(22,763)	-
Subscription receivable	(3,500)	-
Other assets	(25,750)	(2,452)
Accounts payable and accrued expenses	585,063	46,523
Accounts payable - related party	8,778	85,898

Net Cash Used in Operating Activities	(428,733)	(94,378)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid on note receivable	-	(20,000)
Purchase of property and equipment	(48,960)	(14,198)
Purchase of oil and gas properties	(283,659)	-
Sale of oil and gas properties	-	75,000

Net Cash (Used in) Provided by Investing Activities	(332,619)	40,802

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	60,600	46,500
Stock issued for cash	327,800	30,000
Proceeds from convertible notes payable	743,307	-
Repayment of convertible notes payable	(97,208)	-
Repayment of notes payable - related party	(257,913)	(19,575)

Net Cash Provided by (Used in) Financing Activities	776,586	56,925

NET INCREASE IN CASH	15,234	3,349
CASH AT BEGINNING OF PERIOD	3,460	111

CASH AT END OF PERIOD	$18,694	$3,460

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$12
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$100,905	$120,120
Recapitalization of Koko	$-	$35
Derivative liability from issuance of warrants	$-	$74,240
Revision of ARO estimat	$-	$3,601
Shares issued for settlement of accounts payable	$-	$15,150
Related party debt issued for cash bond	$20,000	$-
Debt discount from beneficial conversion feature	$48,300	$-
Common stock issued for prepaid services	$15,959	$-
Common stock issued for deferred costs	$34,655	$-
Common stock issued for oil and gas properties	$18,750	$-
Derivative liability on convertible notes	$120,840	$-
Note payable issued for purchase of oil and gas properties	$400,000	$-
Extinguished derivative liability	$63,000	$-
Accrued compensation forgiven by officers - contributed capital	$402,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007 under the name Koko, Ltd., for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which was engaged in the business of acquiring, exploring, developing and operating oil and gas leases. The Company changed its name from Koko, Ltd. to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products to domestic purchasers of oil and gas production. Its operations are presently focused in the states of California, Ohio and Texas. The recoverability of the capitalized exploration and development costs for these properties is dependent upon the existence of economically recoverable reserves, the Company’s ability to obtain the necessary financing to complete exploration and development, and future profitable production or proceeds from disposition of such property.

Basis of Presentation and Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported year. Actual results may differ from those estimates.

Revenues and direct operating expenses of the California properties represent shareholders’ interest in the properties acquired for the periods prior to the closing date and are presented on the accrual basis of accounting and in accordance with generally accepted accounting principles. The consolidated financial statements are not indicative of the results of operations of the acquired properties going forward due to changes in the business and inclusion of the above mentioned expenses.

Principles of Consolidation

Our consolidated financial statements include the accounts of subsidiaries in which a controlling interest is held. All intercompany transactions have been eliminated. Undivided interests in oil and gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in entities without a controlling interest are accounted for by the equity method or cost basis. The equity method is used to account for investments in non-controlled entities when Cardinal has the ability to exercise significant influence over operating and financial policies. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses and distributions. The cost method is used when we do not have the ability to exert significant influence.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At December 31, 2013 and 2012, no reserve for allowance for doubtful accounts was needed.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. Impairments were $-0- and $579,963 for the years ended December 31, 2013 and 2012 respectively.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities plus asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

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

For the year ended December 31, 2012, management decided to forego additional development on certain leases. As a result, $579,963 of cost associated with these leases was transferred into the evaluated property pool and impaired, as there were no proven reserves. As of December 31, 2013 and 2012 there were no proved reserves.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is calculated by dividing the Company’s net earnings (loss) applicable to common stockholders by the weighted average number of common shares during the period. Diluted EPS assumes the exercise of stock option and warrants and the conversion of convertible debt, provided the effect is not antidilutive. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2013 and 2012.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit-adjusted risk-free interest rate. The ARO is $8,639 and $7,760 as of December 31, 2013 and 2012, respectively. The Company accreted $879 and $173 to ARO during the years ended December 31, 2013 and 2012, respectively.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Available-for-Sale Securities

The Company’s available-for-sale securities consist of investments in marketable securities. The Company carries its investment at fair value based upon quoted market prices. Unrealized holding gains (losses) on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ equity (deficit), until realized. The Company recorded unrealized (losses) gains of ($100,905) and $120,120 during the years ended December 31, 2013 and 2012, respectively. Accumulated Other Comprehensive Losses were $2,193,765 and $2,092,860 as of December 31, 2013 and 2012, respectively.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2013 and 2012, nor were any interest or penalties accrued as of December 31, 2013.

Concentration

The Company sold all of its oil production to one customer in 2013 and 2012. Over 95% of the Company’s natural gas production was sold to a single customer in 2013 and 2012.

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ended December 31, 2013 and 2012 there were no such differences.

Costs associated with production are expensed in the period incurred.

During the years ended December 31, 2013 and 2012, the Company recorded revenues of $16,657 and $21,162, respectively. For the year ended December 31, 2013, $16,273 of the revenues reflect the sale of natural gas from the Company’s Armstrong lease in California and the remainder came from the sale of crude oil and natural gas from the Company’s 1% working interest in non-operated leases in Ohio. These revenues were generated on relatively insignificant volumes produced during these years. The volumes were not at a sustainable level to support proved reserves.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or its consolidated financial statements.

Reclassifications

Certain items in prior year financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the reported results.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently utilizes production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s negative cash flows from operations, working capital deficit, and its projected cost of capital improvements of the oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of oil and gas and by sale of debt securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended December 31, 2013 and 2012.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013 and 2012, on a recurring basis:

Assets and liabilities measured at fair
value on a recurring				Total
basis at December 31, 2013:				Carrying
Recurring:	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$23,835	$-	$-	$23,835
Total	$23,835	$-	$-	$23,835

Liabilities
Derivative liability	$-	$-	$32,528	$32,528
Total	$-	$-	$32,528	$32,528

Assets and liabilities measured at fair
value on a recurring				Total
basis at December 31, 2012:				Carrying
Recurring:	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$124,740	$-	$-	$124,740
Total	$124,740	$-	$-	$124,740

Liabilities
Derivative liability	$-	$-	$74,240	$74,240
Total	$-	$-	$74,240	$74,240

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Derivative Liability
Balance, December 31, 2012	$74,240
Initial fair value of debt derivatives at note issuances	120,840
Extinguished derivative liability	(63,000)
Mark-to-market at December 31, 2013 -Embedded debt derivatives	(99,552)
Balance, December 31, 2013	$32,528

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$99,552

NOTE 4 - OIL AND GAS PROPERTIES

The Company holds oil and gas leases in California, Ohio, and Texas. The oil and gas leases are classified as unproved properties due to the limited oil and gas production from the properties. The Company recorded impairment of its oil and gas properties in the amount of $-0- and $579,963 as of December 31, 2013 and 2012 respectively.

During the year ended December 31, 2012, the Company sold interests in its oil and gas properties for $75,000. The sales were recorded as a reduction in the basis in the properties and no gain or loss was recognized on the transactions.

During the year ended December 31, 2013, the Company issued 15,000 shares of its common stock valued at fair market value of $18,750 for the acquisition a 100% working interest in leases to certain oil and gas property.

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase (see Note 8). On March 11, 2014 the Company purchased the remaining 15% working interest in this property for a cash payment of $30,000.

NOTE 5 - NOTE RECEIVABLE

During the year ended December 31, 2012 the Company paid $20,000 to a third-party entity in the form of a note receivable. The note is unsecured, bears interest of 4% per annum, and was due in October 2012. The note is currently in default. The Company fully allowed for the note and recorded $20,000 of bad debt expense as of December 31, 2012.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Note issued on February 26, 2013:

On February 26, 2013 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on November 29, 2013. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The Company paid off the note completely during the year ended December 31, 2013.

Note issued on April 2, 2013:

On April 2, 2013 the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on January 8, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The Company paid off the note completely during the year ended December 31, 2013.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note issued on September 11, 2013:

On September 11, 2013 the Company borrowed $83,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8% per annum with principal and interest due on June 4, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at December 31, 2013.

Note issued on August 5, 2013:

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

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $40,476 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.01%
Risk free rate:	0.05%

The initial fair value of the embedded debt derivative of $40,476 was allocated as a debt discount. During the year ended December 31, 2013 the Company had amortized $40,476 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $82,288 and $-0- respectively.

The fair value of the described embedded derivative of $10,707 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	156.77%
Risk free rate:	0.01%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $29,769 for the year ended December 31, 2013.

Note issued on August 6, 2013:

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $5,989 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.01%
Risk free rate:	0.05%

The initial fair value of the embedded debt derivative of $5,989 was allocated as a debt discount. During the year ended December 31, 2013 the Company had amortized $5,989 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $12,498 and $-0- respectively.

The fair value of the described embedded derivative of $1,626 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	156.77%
Risk free rate:	0.01%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,363 for the year ended December 31, 2013.

Note issued on August 6, 2013:

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

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $8,375 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.01%
Risk free rate:	0.05%

The initial fair value of the embedded debt derivative of $8,375 was allocated as a debt discount. During the year ended December 31, 2013 the Company had amortized $8,375 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $17,479 and $-0- respectively.

The fair value of the described embedded derivative of $2,274 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	156.77%
Risk free rate:	0.01%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $6,101 for the year ended December 31, 2013.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note issued on August 6, 2013:

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

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $18,808 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.01%
Risk free rate:	0.05%

The initial fair value of the embedded debt derivative of $18,808 was allocated as a debt discount. During the year ended December 31, 2013 the Company had amortized $18,808 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $39,250 and $-0- respectively.

The fair value of the described embedded derivative of $5,107 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	156.77%
Risk free rate:	0.01%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $13,701 for the year ended December 31, 2013.

Note issued on August 6, 2013:

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

Pursuant to this conversion feature, the Company identified embedded derivatives related to the convertible promissory note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible promissory note, the Company determined a fair value of $47,192 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.01%
Risk free rate:	0.05%

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The initial fair value of the embedded debt derivative of $47,192 was allocated as a debt discount. During the year ended December 31, 2013 the Company had amortized $47,192 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $98,485 and $-0- respectively.

The fair value of the described embedded derivative of $12,814 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	156.77%
Risk free rate:	0.01%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $34,378 for the year ended December 31, 2013.

Other Convertible Notes issued during the year:

During the year ended December 31, 2013 the Company borrowed $233,000 pursuant to a convertible debenture offering. The convertible notes accrue interest at 8% per annum, with principal and interest due two years from issuance. The notes carry a default interest rate of 12% per annum. The notes are convertible for two years from the issue date into shares of the Company’s common stock at a price of $1.00 per share. The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $48,300 and was recorded as debt discount. During the year ended December 31, 2013, debt discount of $17,464 was amortized.

Note issued on October 2, 2013:

On October 2, 2013 the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on July 7, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at December 31, 2013.

Note issued on November 20, 2013:

On November 20, 2013 the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due on August 27, 2014. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company’s common stock at 58 percent of the current market price. The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. The note is not convertible at December 31, 2013.

NOTE 7 - WARRANTS AND WARRANT DERIVATIVE LIABILITY

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

The Company has analyzed this price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value do to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company has estimated the fair value of the derivative using the Black-Scholes option-pricing model at September 10, 2013. Assumptions included (1) 0.50-1.02% risk-free interest rate, (2) expected term is the remaining term of the warrant, (3) expected volatility of 182.76-185.77%, (4) zero expected dividends, (5) exercise prices as set within the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted. At the date of the warrant agreements were amended (September 10, 2013) the embedded derivative liability was valued at $63,000 and a gain of $11,240 was recorded for the year ended December 31, 2013. The Company determined that after the amendment to the warrant agreements no derivative liability existed and the Company wrote off derivative liability in the amount of $63,000 to additional paid in capital.

Changes in stock purchase warrants during the periods ended December 31, 2013 and 2012 are as follows:

		Weighted Average	Aggregate		Weighted Average
	Number of	Exercise	Intrinsic		Remaining
	Warrants	Price	Value	Exercisable	Life
Outstanding, December 31, 2011	-	$-	$-	-	$-
Exercisable, December 31, 2011	-	-			-
Issued	60,000	4.00		60,000	5 years
Exercised	-	-			-
Cancelled	-	-			-
Outstanding, December 31, 2012	60,000	4.00	-	60,000	5 years
Exercisable, December 31, 2012	60,000	4.00	-	60,000	5 years
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled	(60,000)	(4.00)	-	(60,000)	-
Outstanding, December 31, 2013	-	$-	$-	-	-
Exercisable, December 31, 2013	-	$-	$-	-	N/A

NOTE 8 - NOTES PAYABLE

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases covering 618 acres of land located in Shackelford County, Texas (the “Dawson-Conway Leases”) for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase. The promissory note accrues interest at 6% per annum, is due two years from issuance and is secured by the Dawson-Conway Leases.

NOTE 9 - COMMON STOCK

At December 31, 2013, the Company had 100,000,000 shares of common stock authorized and 35,944,750 shares of common stock issued and outstanding.

On September 23, 2012 the Company issued 3,450,000 shares of common stock in connection with the reverse merger with Koko, Ltd. (see Note 1).

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

In October 2012 the Company approved a one for two and a half reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on November 5, 2012 and as a result of the reverse stock split, the issued and outstanding shares of the Company’s common stock decreased to 34,500,000 shares, without any change in the par value of such shares. These consolidated financial statements and accompanying notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

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

During the year ended December 31, 2013 the Company issued 15,000 shares of common stock valued at fair market value of $18,750 for the acquisition of oil and gas property.

During the year ended December 31, 2013, the Company issued 25,862 shares of common stock valued at fair market value of $34,655 to a potential investor as due diligence fees. The fair value of these shares was charged to operations during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company issued 457,407 shares of common stock for cash proceeds of $327,800.

During the year ended December 31, 2013, the Company issued 333,334 shares of common stock for interest on convertible notes payable. The shares were valued at fair market value of $302,153.

During the year ended December 31, 2013, $402,000 of wages payable to contractors for accrued services was forgiven and recorded to additional paid in capital as contributed capital.

During the year ended December 31, 2013, the Company issued 568,147 shares of common stock for services. The shares were valued at fair market value of $578,375.

NOTE 10 - RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the year ended December 31, 2013, the Company received cash of $60,600 and repaid $257,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $4,599 and $122,845 at December 31, 2013 and 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

NOTE 11 - ASSET RETIREMENT OBLIGATION

The following table sets forth the principal sources of change of the asset retirement obligation for the years ended December 31, 2013 and 2012:

	2013	2012

Asset retirement obligations, beginning of period	$7,760	$3,986
Revisions in estimated liabilities	-	3,601
Asset retirement obligations assumed	-	-
Accretion expense	879	173
Asset retirement obligations, end of period	$8,639	$7,760

As of December 31, 2013 the Company does not maintain an escrow agreement or performance bond to assure the administration of the plugging and abandonment obligations assumed.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 12 - INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended December 31, 2013 and 2012, respectively, since the Company has accumulated taxable losses from operations. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 39 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”). At December 31, 2013, the Company has available $2,256,439 of NOL’s which expire in various years beginning in 2031 and carrying forward through 2033. The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012

Cumulative NOL	$2,256,439	$844,956

Deferred Tax Assets:
Net operating loss carry forwards	880,011	329,533
Valuation allowance	(880,011)	(329,533)
	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39 percent to net loss before provision for income taxes for the following reasons:

	December 31,
	2013	2012

Income tax benefit at U. S. federal statutory rates:	$(880,011)	$(329,533)
Change in valuation allowance	880,011	329,533
	$-	$-

The Company files federal and Ohio income tax returns subject to statutes of limitations. The years ended December 31, 2013, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

Cardinal Energy Group v. Charles A. Koenig Franklin County Common Pleas Case No. 13 CV 11 12847 Franklin County, Ohio

On November 25, 2013 the Company filed a complaint in Franklin County, Ohio Common Pleas Court (Case No. 13-CV-11-12847) seeking the return of 100,000 shares of our unregistered common stock issued to Charles A. Koenig as a retainer for legal services. However, Mr. Koenig never performed any legal services for the Company. On December 30, 2013, Mr. Koenig moved to dismiss our complaint which had been amended prior to the hearing. On February 26, 2014, Mr. Koenig’s motion to dismiss the complaint was denied. Mr. Koenig had until March 10, 2014 to respond and he has failed to respond to our amended complaint. In the interim the Company submitted a settlement proposal to Mr. Koenig but the Company has yet to receive a response to its proposal.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. There is no litigation or contingencies that require accrual or disclosure as of December 31, 2013 and 2012.

NOTE 14 - SUBSEQUENT EVENTS

Issuances of common stock

Subsequent to December 31, 2013 the Company issued 668,529 shares of common stock for services valued at fair market value of $289,021.

Subsequent to December 31, 2013 a Caro Capital, LLC returned 150,000 shares of common stock to the Company in settlement of a dispute with the Company.

Subsequent to December 31, 2013 the Company issued 746,500 shares of common stock for cash proceeds of $212,275.

Issuance of Senior Secured Convertible Note

On March 4, 2014 pursuant to a senior secured notes offering the Company borrowed $825,000. The senior secured convertible notes accrue interest at 12% per annum until they mature on December 31, 2015 or are converted. Proceeds from the offering were used primarily to acquire selected oil and gas properties in Texas.

Material Acquisitions/Termination

On February 3, 2014 the Company terminated the binding term sheets (“Lease Acquisition Term Sheets”) for the acquisition of a 100% working interest in various oil and gas leases in Pawnee County, Kansas. The Company had previously disclosed the Lease Acquisition Term Sheets in a Form 8-K filed on January 29, 2014.

On February 11, 2014 the Company terminated the November 8, 2013 binding letter of intent (the “LOI”) entered into with Mojave Gold Corporation, an unaffiliated third party. Under the terms of the LOI the Company had agreed to provide Mojave with $1,750,000 in funding with an option to increase such amount to $5,000,000.

On March 5, 2014, the Company completed the acquisition of a 100% working interest and 80% net revenue interest in the Powers-Sanders oil and gas leases located in Shackelford County, Texas (“Powers-Sanders Leases”). The Company purchased the Powers-Sanders Leases from Sabor X Energy Services for $600,000 paid in cash at closing using a substantial portion of the funds raised in a private offering of Senior Secured Convertible Promissory Notes and Warrants. The entering into the underlying asset purchase and sale agreement had been previously disclosed in a Form 8-K filed on February 18, 2014.

On March 6, 2014, the Company completed the acquisition of a 100% working interest and an 80% net revenue interest in the Stroybel-Broyles oil and gas leases located in Eastland County, Texas (the “Stroybel-Broyles”). The Company purchased the Stroybel-Broyles Leases from HD Special Situations, LP, a Delaware limited partnership, an unrelated third party (“HD”) $75,000 paid in cash at closing using a portion of the funds raised in a private offering of Senior Secured Convertible Promissory Notes and Warrants. The entering into the underlying asset purchase and sale agreement was previously disclosed in a Form 8-K filed on February 18, 2014.

Consulting/Employment Agreement

The Company has entered into an employment agreement with David Rippy, dated January 1, 2014, to serve as Chief Operating Officer, the term of which runs through December 31, 2015. Pursuant to the terms of the Agreement, Mr. Rippy is currently entitled to receive an annual salary of $150,000 for calendar year 2014, and an annual salary of $175,000 for calendar year 2015. Mr. Rippy shall also be entitled to receive all benefits provided by the Company to senior executives, as well as the right to participate in any bonus program, or Executive Stock Award Plan, which the Company may adopt.

On January 7, 2014 the Company entered into a Consulting Agreement with John R. Jordan to serve as Chief Financial Officer effective January 1, 2014. The term of this agreement runs through January 1, 2015 and may be extended by mutual consent of both parties. Mr. Jordan is entitled to receive a monthly retainer of $3,000 which may be adjusted quarterly by mutual consent of the parties. In addition, Mr. Jordan received 50,000 restricted shares of the Company’s common stock upon the Effective Date of the agreement, plus 50,000 restricted shares of the Company’s common stock at the end of each calendar quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, even an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process

-	Lack of proper segregation of duties

Until such time as we have an adequate number of qualified accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name and Address	Age	Position(s)

Timothy W. Crawford	57	Chief Executive Officer, President and Director

John R. Jordan	67	Chief Financial Officer and Treasurer

John C. May	58	Senior Vice President, Secretary and Director

Dave Rippy	55	Chief Operating Officer

Our directors are appointed for a one-year term to hold office until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Background of officers and directors

Timothy W. Crawford

Since September 30, 2012, Mr. Crawford has been our CEO, member of the board of directors and in January 2013, Mr. Crawford was elected President. Since 2011 Mr. Crawford has been CEO/Director of Cardinal Energy Group, LLC, an Ohio Limited Liability Company engaged in the production of oil and gas which we acquired. Since 2012, Mr. Crawford has been Managing Partner or Northstar Capital, Columbus, Ohio. Northstar Capital is a private corporation engaged in business consulting. From 2009 to 2011, Mr. Crawford has been Executive Vice President / Co-Founder of Manx Energy, Inc. a private company located in Overland Park, Kansas. Manx Energy is engaged in the business of oil and gas production. Mr. Crawford was responsible for investor relations, business development, and acquisitions. From 2009 to 2011, Mr. Crawford was a Co-Founder / Director of Continental Energy, LLC, a private company located in Columbus, Ohio. Continental Energy was engaged in the business of oil and gas production. Continental merged with Cardinal Energy Group, LLC. From 2007 to 2009, Mr. Crawford was CEO / Chairman of the Board / Co-Founder of Capital City Energy Group Inc., a public company traded on the OTCBB under the symbol CETG. Capital City Energy Group Inc. was engaged in the business of oil and gas production and an oil and gas fund manager. Mr. Crawford oversaw day to day operations, investor relations, capital raises, and acquisitions. From 2003 to 2007, Mr. Crawford was CEO and Co-Founder of Capital City Partners Inc., a private company located in Columbus, Ohio. Capital City Partners Inc. was engaged in the business of providing regional financial services with a Wealth Management Division / Investment Banking Division / General Insurance Agency. Mr. Crawford oversaw day to day operations and continued to work as a registered representative and investment banker with select institutional clients.

As the Chief Executive Officer of our company, Mr. Crawford brings our board his considerable experience in the strategic planning and growth of oil and gas companies and qualifies him to continue to serve as a director or our company.

John R. Jordan

Since January 7, 2014, Mr. Jordan has been our Chief Financial Officer and Treasurer, upon the effective date of Daniel Troendly’s resignation. Mr. Jordan previously served in various positions with Unocal Corporation and its successor, Chevron Corporation, from May 1970 to June 2006, most recently serving as Accounting Manager and Division Comptroller. Mr. Jordan has over 40 years’ experience as an accounting and financial services professional, with an extensive background in oil and gas and geothermal energy industries both in the United States and overseas. Mr. Jordan holds a Bachelor of Science in Accounting and Business Management from Pepperdine University (1970) and an MBA from the George Graziadio School of Business and Management, Pepperdine University (1977).

John C. May

Since September 30, 2012, Mr. May has been our senior vice president, secretary and a director. Since March 2012, Mr. May has been Managing Partner of Northstar Capital, Columbus, Ohio. Northstar Capital is a private corporation engaged in the business consulting. Since March 2009, Mr. May has been Managing Director of The Opportunity Fund located in Upper Arlington, Ohio. The Opportunity Fund is a private company that provides small cap bridge loan financing, account and client management for the fund, and research. Since September 2007, Mr. May has been Chairman and CEO of Advanced Treatment Processes, Inc., Haines City, Florida. Advanced Treatment Processes, Inc. is a private company engaged in the business of green energy. Mr. May is responsible for the oversight of all day to day activities, capital formation, business planning, equipment design, contract and permit procurement. Since January 2000, Mr. May has been president of JCM Capital located in Cocoa Beach, Florida. JCM Capital is a sole proprietorship engaged in the business of business consulting. Mr. May is responsible for business planning, marketing, publicity campaigns, product development and all other day to day oversight. Mr. May is also a member of the board of directors of Director Chairman CEO- World Modal Network Services, Inc., Haines City, Florida which trades on the Pink Sheets under the symbol WMDL. Mr. May is also a member of the board of directors of PKG Entertainment Inc., Scottsdale, Arizona which trades on the Pink Sheets under the symbol “PKGN”. Mr. May was appointed to the foregoing boards in order to assist with their listings on the Pink Sheets.

As the Senior Vice President of our company, Mr. May brings our board his considerable experience in the finance industry, strategic planning and growth of development stage companies and qualifies him to continue to serve as a director or our company.

Dave Rippy

Since January 1, 2014, Mr. Rippy has been the Company’s Chief Operating Officer. Mr. Rippy has extensive experience in the oil and gas industry. As owner, president and CEO of Bakersfield Drilling Consultants, Inc. he provided the leadership necessary to build this business into a successful commercial operation. Additionally throughout his career, Mr. Rippy directed several innovative projects, including those while working with Texaco, where he developed unique processes and procedures, many of which are currently in use throughout the industry.

Mr. Rippy’s professional career includes management and technical positions with Bakersfield Drilling Consultants, Inc., Bestline Liner Systems, Berry Petroleum, ARCO Oil & Gas, and Halliburton Services.

Director Compensation

Our directors did not receive any compensation as directors in 2013. Effective January 1, 2014 our Board of Directors approved compensation for our Board of Directors, including directors who are employees of the Company, in the amount of $750 per meeting attended. This compensation is payable in shares of our Common Stock. The number of shares is determined by the closing bid price of our common stock on the day of the meeting. The issuance of these shares is treated as director stock based compensation and commenced in the first quarter of 2014.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Mr. Crawford who filed one report on Form 4 late which report amended four reports on Form 4 covering eight transactions.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2013; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013.

Summary Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
								Change in
								Pension Value &
							Non-Equity	Nonqualified
							Incentive	Deferred	All
					Stock	Option	Plan	Compensation	Other
Name and Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)		($)	($)	($)	($)	($)	($)	($)

Timothy W. Crawford, Chief Executive Officer	2013	250,000	(1)	0	0	0	0	0	0	250,000
	2012	0		0	0	0	0	0	0	0
John C. May, Senior Vice President and Secretary	2013	150,000	(1)	0	0	0	0	0	0	150,000
	2012	0		0	0	0	0	0	0	0

(1) Mr. Crawford and Mr. May waived their rights to receive compensation they earned in 2013 and such amounts were accounted for as an expense with an offset to contributed capital.

Employment Agreements with Executive Officers

We have an oral employment agreement with Mr. Crawford whereby we agreed to pay Mr. Crawford an annual salary of $250,000 in calendar 2014, $300,000 in 2015 and in 2016 an amount determined by our board of directors which amount will not be less than the amounts payable in 2015. In addition, we agreed to issue Mr. Crawford effective April 1, 2014 a warrant which entitles him to purchase 1,000,000 shares of our common stock at a price equal to the volume weighted average price (VWAP) of our common stock for the three months ending March 31, 2014. Effective each April 1 as long as Mr. Crawford is employed by the Company, we may issue Mr. Crawford such additional warrants as determined by our Board of Directors. In addition, Mr. Crawford shall be entitled to participate in any bonus program or benefit plans established by our Board of Directors, a car allowance of up to $800 per month and up to three weeks paid vacation per year. In the event we terminate Mr. Crawford’s employment without cause at any time prior to December 31, 2016, we are obligated to pay him his salary and benefits through such time.

We entered into a consulting agreement with Mr. Jordan, with an Effective Date of January 1, 2014 to serve as “outside” Chief Financial Officer, on a non-exclusive basis. The term of this agreement runs through January 1, 2015 and may be extended by mutual consent of both parties. Mr. Jordan is entitled to receive a monthly retainer fee of $3,000 for his services. In addition, Mr. Jordan will receive 50,000 restricted shares of the Company’s common stock upon the Effective Date of the agreement, plus 50,000 restricted shares of the Company’s common stock at the end of each calendar quarter.

On December 16, 2013, we entered into a two-year Employment Agreement with Dave Rippy as our Chief Operating Officer beginning January 1, 2014. The Employment Agreement provides that Mr. Rippy’s base salary will be $150,000 in 2014 and $175,000 in 2015. In addition, Mr. Rippy is entitled to participate in our benefit and welfare plans that are generally available to other employees.

Outstanding Equity Awards at Fiscal Year-End

None. The Company does not have any stock option or similar equity based award plans as of December 31, 2013.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information, as of March 14, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Cardinal Energy Group, Inc. 6037 Frantz Road, Suite 103, Dublin, OH 43017. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership(2)

Timothy W. Crawford	Principal Executive Officer and Director	8,012,454	21.53%
John R. Jordan	Chief Financial Officer	250,000	*
John C. May	Senior Vice President and Director	629,004	1.69%
Dave Rippy	Chief Operating Officer	100,000	*
All officers and directors as a group (4 individuals)		9,987,008	26.84%
California Hydrocarbons	5% or greater shareholder	4,933,636	18.13%
Manoj Yajnik	5% or greater shareholder	3,105,000	8.34%
Telepath, LLC	5% or greater shareholder	1,863,000	5.01%

* less than 1.0%.

(1)	The address for each officer/director is our address at 6037 Frantz Rd., Dublin, OH 43017.
(2)	Percentage based on 37,209,784 shares of common stock outstanding as of March 14, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the year ended December 31, 2013, the Company received cash of $60,600 and repaid $257,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $4,599 and $122,845 at December 31, 2013 and 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal year ended December 31, 2013 and MaloneBailey LLP for the fiscal year ended December 31, 2012.

	2013	2012

Audit Fees	$23,750	$24,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$23,750	$24,250

Audit Fees - This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/12	2.1
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Common Stock Purchase Warrant	8-K	3/7/13	4.1
4.2	Form of Convertible Promissory Note	8-K	3/7/13	4.2
4.3	Form of Subscription Agreement	8-K	3/7/13	4.3
4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	Share Exchange Agreement.	8-K	10/04/12	10.4
10.2	Commercial Lease Agreement – Triangle Commercial Properties, LLC.	10-K	3/28/13	10.1
10.4	Form of 8% Convertible Debenture	10-Q	5/15/13	10.4
10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/13	10.8
10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	7/9/13	10.1
10.7	Form of Secured Promissory Note	8-K	7/9/13	10.2
10.8	Form of Security Agreement	8-K	7/9/13	10.3
14.1	Code of Ethics.	10-K	4/1/010	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	4/1/10	99.1
99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2
101.INS	XBRL Instance Document.				X**
101.SCH	XBRL Taxonomy Extension – Schema.				X**
101.CAL	XBRL Taxonomy Extension – Calculations.				X**
101.DEF	XBRL Taxonomy Extension – Definitions.				X**
101.LAB	XBRL Taxonomy Extension – Labels.				X**
101.PRE	XBRL Taxonomy Extension – Presentation.				X**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2014.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY W. CRAWFORD	Chief Executive Officer and Director (principal executive officer)	March 28, 2014
Timothy W. Crawford

/s/ JOHN R. JORDAN	Chief Financial Officer (principal financial and accounting officer)	March 28, 2014
John R. Jordan

/s/ JOHN C. MAY	Director	March 28, 2014
John C. May

