Form 10-Q
period 2014-03-31
Cardinal Energy Group, Inc.
filed 2014-05-15
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [  ] NO [X]

As of May 9, 2014 there were 37,727,713 shares issued and outstanding of Registrant’s Common Stock (par value $0.00001 per share)

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended March 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,316,627	$18,694
Prepaid expenses	176,905	38,722
Accounts receivable	10,103	-
Accounts receivable - related party	4,633	4,633

Total Current Assets	1,532,038	85,884

PROPERTY AND EQUIPMENT, net	74,443	56,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties, net of accumulated depletion, depreciation, amortization, and impairment of $579,963 and $579,963, respectively	2,294,261	1,355,631

OTHER ASSETS
Deposits	103,552	49,202
Prepaid expense - debt issuance costs, net	379,869	-

TOTAL ASSETS	$4,384,163	$1,546,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$239,844	$234,011
Related party payables	4,599	4,599
Convertible notes, net of debt discount of $24,881 and $-0-, respectively	208,119	418,306
Derivative liability	-	32,528

Total Current Liabilities	452,562	689,444

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $340,066 and $30,836, respectively	2,884,934	202,164
Notes payable	340,000	400,000
Asset retirement obligation	156,238	8,639

Total Long-Term Liabilities	3,381,172	610,803

TOTAL LIABILITIES	3,833,734	1,300,247

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 37,718,713 and 35,944,750 shares issued and outstanding, respectively	377	359
Additional paid-in capital	6,343,257	5,293,772
Stock subscription receivable	(3,500)	(3,500)
Accumulated other comprehensive loss	(2,193,830)	(2,193,765)
Retained deficit	(3,595,875)	(2,850,318)

TOTAL STOCKHOLDERS’ EQUITY	550,429	246,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,384,163	$1,546,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES
Oil and gas revenues	$14,794	$1,871

Total Revenues	14,794	1,871

COSTS & OPERATING EXPENSES
Operating and production costs	114,627	1,709
Depreciation and amortization	5,854	1,751
Property and other operating taxes	1,030	-
Accretion on asset retirement obligation	4,296	219
General and administrative	491,507	480,512

Total Operating Expenses	617,314	484,191

OPERATING LOSS	(602,520)	(482,320)

OTHER INCOME (EXPENSES)
Interest expense, net	(76,916)	(3,046)
Gain on change in the fair value of derivative liability	10,460	25,161
Loss on extinguishment of debt	(76,581)	-

Total Other Income (Expenses)	(143,037)	22,115

NET LOSS	$(745,557)	$(460,205)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	(65)	(107,800)

NET COMPREHENSIVE LOSS	$(745,622)	$(568,005)

Loss per share of common stock (basic & diluted)	$(0.02)	$(0.01)

Weighted average shares outstanding	36,615,096	34,768,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

						Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balance at December 31, 2012	34,545,000	$346	$3,518,752	$-	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	568,147	6	578,369	-	-	-	578,375

Common stock issued for cash	457,407	4	327,796	(3,500)	-	-	324,300

Common stock issued for deferred costs	25,862	-	34,655	-	-	-	34,655

Common stock issued for interest on convertible notes	333,334	3	302,150	-	-	-	302,153

Common stock issued for property	15,000	-	18,750	-	-	-	18,750

Beneficial conversion feature	-	-	48,300	-	-	-	48,300

Write off of derivative liability	-	-	63,000	-	-	-	63,000

Accrued compensation forgiven by officers - contributed capital	-	-	402,000	-	-	-	402,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	(100,905)	(100,905)

Net loss for the year ended December 31, 2013	-	-	-	-	(1,990,212)	-	(1,990,212)

Balance at December 31, 2013	35,944,750	359	5,293,772	(3,500)	(2,850,318)	(2,193,765)	246,548

Common stock issued for cash	699,929	7	195,968	-	-	-	195,975

Common stock issued for services	786,534	8	301,115	-	-	-	301,123

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible note	-	-	355,530	-	-	-	355,530

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	(65)	(65)

Net loss for the three months ended March 31, 2014	-	-	-	-	(745,557)	-	(745,557)

Balance at March 31, 2014	37,718,713	$377	$6,343,257	$(3,500)	$(3,595,875)	$(2,193,830)	$550,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(745,557)	$(460,205)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,854	1,751
Accretion	4,296	219
Amortization of debt discount	21,419	1,863
Amortization of pre-paid debt issuance costs	7,131	-
Stock based compensation	168,162	271,875
Loss on settlement of debt	76,581	-
(Gain) on change in fair value of derivative liability	(10,460)	(25,161)
Changes in operating assets and liabilities:
Accounts receivable - related party	-	16,978
Prepaid expenses	(5,220)	-
Accounts receivable	(10,103)	-
Other assets	(54,350)	-
Accounts payable and accrued expenses	(70,748)	68,587
Accounts payable - related party	-	(2,974)

Net Cash Used in Operating Activities	(612,995)	(127,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on note receivable	-	-
Purchase of property and equipment	(24,221)	(2,940)
Purchase of oil and gas properties	(855,326)	-
Sale of oil and gas properties	-	-

Net Cash Used in Investing Activities	(879,547)	(2,940)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	22,500
Stock issued for cash	195,975	-
Net proceeds from convertible notes payable	2,838,000	186,000
Repayment of convertible notes payable	(414,500)	-
Proceeds from short-term notes payable	171,000	-
Repayment of notes payable -related party	-	(80,500)

Net Cash Provided by Financing Activities	2,790,475	128,000

NET INCREASE (DECREASE) IN CASH	1,297,933	(2,007)
CASH AT BEGINNING OF PERIOD	18,694	3,460

CASH AT END OF PERIOD	$1,316,627	$1,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$14,812	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$(65)	$(107,800)
Reduction in note payable for reduction in purchase price of oil properties	$60,000	$-
Extinguishment of derivative liability on conversion of debt	$22,068	$-
ARO estimate on assets purchased	$143,303	$-
Related party debt issued for cash bond	$-	$20,000
Debt discount from beneficial conversion feature	$-	$26,050
Common stock issued for prepaid services	$222,600	$-
Common stock issued for conversion of debt	$174,807	$-
Beneficial conversion feature on warrants issued concurrent with convertible note	$355,530	$-
Common stock issued for oil and gas properties	$-	$18,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2014 and December 31, 2013

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013 audited consolidated financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the state of Nevada on June 19, 2007 under the name of Koko, Ltd., for the purpose of developing, manufacturing and selling a steak timer. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which was engaged in the business of acquiring, exploring, developing and operating oil and gas leases. The Company changed its name from Koko, Ltd. to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products primarily to domestic purchasers of oil & gas production. Its operations are presently focused in the states of California, Ohio and Texas. The recoverability of the capitalized exploration and development costs for these properties is dependent upon the existence of economically recoverable reserves, the Company’s ability to obtain the necessary financing to complete exploration and development, and future positive cash flows from production activities or proceeds from the disposition of such properties.

Basis of Presentation and Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported year. Actual results may differ from those estimates.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of March 31, 2014 and December 31, 2013 there were no proved reserves.

During the three months ended March 31, 2014, the Company completed the acquisition of 100% working interests in the Powers-Sanders and Stroebel-Broyles leases and the remaining 15% working interest in the Dawson-Conway lease for a combined cash consideration of $705,000. These properties are located in Shackelford and Eastland counties of north-central Texas. The cash consideration for these acquisitions was sourced from a portion of the funds raised in a private offering of Senior Secured Convertible Promissory Notes. The acquisition cost for these properties was capitalized.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $156,238 as of March 31, 2014.

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending March 31, 2014 and December 31, 2013 there were no such differences.

Costs associated with the production of oil and gas are expensed in the period incurred.

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At March 31, 2014 and December 31, 2013, no reserve for doubtful accounts was needed.

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently utilizes production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s minimal cash flows from operations, and the projected cost of capital improvements of its oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management’s plans to continue as a going concern include raising additional capital through increased sales volumes of oil and gas and by the sale of debt securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2014 and December 31, 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods reported herein.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014 and December 31, 2013, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,770	-	-	$23,770
Total	$23,770	-	-	$23,770

Liabilities
Derivative liability	-	-	$0	$0
Total	-	-	$0	$0

Assets and liabilities at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,835	-	-	$23,835
Total	$23,835	-	-	$23,835

Liabilities
Derivative liability	-	-	$32,528	$32,528
Total	-	-	$32,528	$32,528

The balance of the derivative liability decreased from $32,528 on December 31, 2013 to $0 on March 31, 2014. This is due to the extinguishment of certain convertible notes and their related embedded derivative liabilities during the first quarter of 2014.

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014, the Company issued 786,529 shares of common stock for services valued at fair market value of $301,123. Of this total $139,125 was recognized as a prepaid expense on the balance sheet and $83,475 was expensed during the quarter ended March 31, 2014.

During the three months ended March 31, 2014 the Company issued 437,500 shares of common stock valued at fair market value of $196,875 for the conversion of convertible notes to equity per the terms of note agreements. The $22,068 excess over the nominal value of the notes was credited to additional paid-in capital as the extinguishment of a derivative liability (also see Note 3).

During the three months ended March 31, 2014 the Company issued 699,929 shares of common stock for cash proceeds of $195,975.

During the three months ended March 31, 2014 the Company cancelled 150,000 shares of common stock which were returned to the Company pursuant to the terms a settlement agreement with Caro Capital, LLC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. In January of 2013 the Company entered into an agreement in which a related party transferred a $20,000 surety bond to the Company. During the three months ended March 31, 2013 the Company received cash of $22,500 on these payables, had $14,345 in expenses paid on behalf of the Company, and made payments totaling $80,500 on these related party payables.

There were no such activities during the three month period ended March 31, 2014. Related party payables totaled $4,599 at March 31, 2014 and December 31, 2013. These amounts payable bear no interest, are uncollateralized and are due on demand.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

In March 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $3,225,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The Senior Secured Convertible Notes bear interest at a rate of 12.0% per annum until they mature on December 15, 2015 or are converted.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 1,290,000 shares of the Company’s common stock from $1 per share. The warrants expire on December 31, 2019. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $355,530 to additional paid-in capital and as a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 0.69%, a dividend yield of 0% and volatility of 238.45%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity as interest expense.

The Company amortized debt discount of $21,419 to current operations as a component of interest expense for the three months ended March 31, 2014.

Through the end of March 2014, the Company has paid $387,000 in commissions and fees related to the financing. Of the foregoing total $7,131 has been amortized as a component of interest expense while the remaining balance of $379,869 is classified as pre-paid debt issuance costs on the balance sheet at March 31, 2014. The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well work-over and drilling programs and to retire short-term debt. The Company previously disclosed the details of the Senior Secured Convertible Notes offering in a Form 8-K filed on March 7, 2014.

NOTE 7 – NOTES PAYABLE

In July 2013, the Company issued a promissory note in the amount of $400,000 to finance the purchase of an 85% working interest the Dawson-Conway leases located in Shackelford County, Texas. The note accrues interest at 6% per annum and is due in July 2015. In March 2014, the Company successfully negotiated a $60,000 reduction in the principal amount due to the holder of the note. All other terms of the note agreement remain unchanged. The Company has treated the reduction as an adjustment to the purchase price of the properties.

NOTE 8 – WARRANTS AND WARRANT LIABILITY

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

The Company has analyzed the price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company estimated the fair value of the derivative using the Black-Scholes option-pricing model at September 10, 2013. At the date the warrant agreements were amended, the embedded derivative liability was valued at $63,000 and a gain of $11,240 was recorded for the year ended December 31, 2013. The company determined that after the amendment to the warrant agreements no derivative liability existed and the Company wrote off the derivative liability in the amount of $63,000 to additional paid in capital.

In March 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Notes discussed in Note 6 above.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Cardinal Energy Group v. Charles A. Koenig Franklin County Common Pleas Case No. 13 CV 11 12847 Franklin County, Ohio

On November 25, 2013 the Company filed a complaint in Franklin County, Ohio Common Pleas Court (Case No. 13-CV-11-12847) seeking the return of 100,000 shares of our unregistered common stock issued to Charles A, Koenig as a retainer for legal services. However, Mr. Koenig never performed any legal services for the Company. On December 30, 2013, Mr. Koenig moved to dismiss our complaint which had been amended prior to the hearing. On February 26, 2014, Mr. Koenig’s motion to dismiss the complaint was denied. Mr. Koenig had until March 10, 2014 to respond and he has failed to respond to our amended complaint. In the interim the Company submitted a settlement proposal to Mr. Koenig but the Company has yet to receive a response to its proposal.

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. There is no litigation or contingencies that require accrual or disclosure as of March 31, 2014 and December 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

On April 22, 2014, the Company entered into a Working Interest Sale & Purchase Agreement to sell its oil and gas assets in California and Ohio to California Hydrocarbons, Inc. The assets disposed of were originally acquired in 2011. In exchange for the assets California Hydrocarbons, Inc. agreed to return 3,000,000 shares of the Company’s common stock valued at $2,010,000. The Company had previously disclosed the terms of the sale in a Form 8-K report filed on May 1, 2014.

In April 2014, the Company issued additional Senior Secured Convertible Notes in an aggregate principal amount of $275,000 together with common stock purchase warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with its offering discussed in Note 6 above. The proceeds will be used primarily to fund the Company’s ongoing program to re-work and re-complete existing oil wells.

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

This discussion relates to Cardinal Energy Group, Inc. and its consolidated subsidiaries and should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 28, 2014.

We are engaged in the business of acquiring, developing and operating oil and gas leases. On April 22, 2014 we sold our oil and gas assets in California and Ohio in exchange for the return of 3,000,000 shares of our common stock valued at $2,010,000. We are focused on growth via the reworking of marginal oil and gas wells, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by selected development drilling in mature but marginally producing fields throughout Texas.

On March 5, 2014, we acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders leases located in Shackelford County, Texas for $600,000. The property consists of 385 acres and 5 producing oil wells. We plan to rework these wells to increase their production rates and to perforate other zones currently “behind pipe” overlying the producing formation. We also plan to drill additional development wells on these leases.

On March 6, 2014, we acquired a 100% working interest (80% net revenue interest) in the Stroebel-Broyles leases located in Eastland County, Texas for $75,000. The property consists of 235 acres and 32 wells. We plan to re-complete these wells by perforating 3 additional zones “behind pipe” overlying the currently producing formation. We also plan to drill additional development wells on these leases.

On March 11, 2014, we acquired the remaining 15% working interest in the Dawson-Conway leases in Shackelford County, Texas for a cash payment of $30,000. We had previously acquired an 85% working interest in these leases in July of 2013.

We have nominal revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations. We are concentrating on acquiring producing and non-producing properties in the United States. We currently own interests in oil and gas leases located in the state of Texas. We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$20,000,000
Drilling and Well Workovers	$14,000,000
Lease Operating Costs	$2,000,000
General and Administrative Expenses	$1,300,000

In March 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $3,225,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. In April 2014, the Company issued additional Senior Secured Convertible Notes in an aggregate principal amount of $275,000 together with common stock purchase warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The proceeds from these offerings will be used primarily to fund the Company’s ongoing program to re-work and re-complete existing oil wells.

Currently, we do not have sufficient cash flows from currently producing properties to fully fund our proposed budget and maintain operations for the current year. Accordingly we will have to raise additional capital through the sale of debt securities in both public and private transactions.

Results of Operations

Three Months Ended March 31, 2014

Oil and Gas Revenues

For the three months ended March 31, 2014 oil and gas revenues increased to $14,794 compared to $1,871 for the three months ended March 31, 2013. The increase primarily reflects the initial sale of crude oil from our Texas properties totaling $9,925 and higher prices for natural gas produced and sold from the Company’s California lease. We expect to increase revenues during the remainder of 2014 as we increase production from our recently acquired properties in Texas.

Operating and Production Costs

For the three months ended March 31, 2014 operating and production costs increased to $114,627 compared to $1,709 for the three months ended March 31, 2013. The increase was due primarily to higher lease operating expenses for our recently acquired oil and gas leases in Texas.

General and Administrative Expenses

For the three months ended March 31, 2014 general and administrative expenses increased to $491,507 compared to $480,512 for the three months ended March 31, 2013. The modest increase reflects the Company’s efforts to focus on our production and development activities while containing home office and public company administrative costs.

Depreciation, Depletion and Amortization

For the three months ended March 31, 2014 depreciation and amortization expense increased to $5,854 compared to $1,751 for the three months ended March 31, 2013. The increase was due primarily to the purchase of additional information and technology assets required to support the Company’s growing operations.

Property and Operating Taxes

Property and other operating taxes were $1,030 for the three months ended March 31, 2014 versus $0 for the three months ended March 31, 2013. The current year reflects production and severance taxes of $572 on our Texas oil production and $458 in property taxes on our Armstrong lease in California while property taxes for our California property were recorded later in the year in 2013.

Accretion on Asset Retirement Obligation

Accretion expense for the three months ended March 31, 2014 was $4,296 compared to $219 for the three months ended March 31, 2013. The increase was due to the addition, in the first quarter of 2014, of 78 wells in Texas to the Company’s inventory of wells subject to future plugging and abandonment liability.

Other Expenses / (Income)

Other expense for the three months ended March 31, 2014 totaled $143,037 compared to other income of $22,115 for the three months ended March 31, 2013. Interest expense increased to $76,916 versus $3,046 reflecting the higher level of debt outstanding. The current period included $76,581 of “premium” costs due to the early extinguishment of debt. During the three months ended March 31, 2014 the Company recorded a gain on derivative liability of $10,460 due to the repayment of convertible debt while the prior year benefited from a $25,161 gain related to the change in fair value on derivative liabilities.

Net Loss

For the three months ended March 31, 2014 our net loss was $745,557 compared to a net loss of $460,205 for the three months ended March 31, 2013. The increase was primarily due to higher production and operating costs associated with the Company’s increased development and production activities in Texas and higher interest related costs due to increased borrowings required to fund its growth and development activities and translates into to a loss of $0.02 per share in 2014 compared to $0.01 in 2013.

Well Workovers

During the latter part of 2013 we commenced significant workovers on our newly acquired wells on the Dawson-Conway leases in Texas. During the quarter ended March 31, 2014 the Company accelerated workovers of its wells in Texas and incurred $150,327 in well workover costs. We expect to incur substantial additional well workover costs at all of our Texas leases during the remainder of 2014.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

We used cash in operations of $612,995 during the three months ended March 31, 2014 compared to $127,067 during the three months ended March 31, 2013. The increase was due primarily to the increased loss from operations as a result of higher lease operating expenses and higher interest expense plus stock based compensation to employees and consultants.

We used cash in investing activities of $879,547 during the three months ended March 31, 2014 compared to $2,940 during the three months ended March 31, 2013. In 2014, we used $855,326 to acquire and develop oil and gas properties and $24,221 to purchase property and equipment. In 2013 we used $2,940 to purchase property and equipment.

We were provided $2,790,475 of net cash from financing activities during the three months ended March 31, 2014 compared to $128,000 provided during the same period in 2013. The funds in 2014 came primarily from sales of the 12% senior secured convertible notes for $2,838,000 (net of debt issuance costs), $195,975 from the sale of stock for cash, and proceeds from the sale of short-term notes payable of $171,000 partially offset by $414,500 used to retire selected convertible notes payable.

At March 31, 2014 we had cash on hand of $1,316,627 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital through the issuance of additional debt instruments via a combination of public and private offerings. The proceeds from such offerings will be used to rework of our existing wells, to drill new wells and to acquire additional oil and gas leases.

At March 31, 2014 our current assets were $1,532,038 and our current liabilities were $452,562 resulting in positive working capital of $1,079,476. We anticipate that increased levels of production from our existing Texas leases will be adequate to fund our routine lease operating costs by the end of 2014. The capital expenditures required to re-work and re-complete existing wells and to drill additional development wells when coupled with the timing of proceeds from debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn positive.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. During the three month periods ending March 31, 2014 and March 31, 2013 no impairments on oil and gas properties were recorded.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $156,238 as of March 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of March 31, 2014 due to a lack of adequate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on March 28, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, the Company issued 786,534 shares of common stock for services valued at fair market value of $301,123.

During the three months ended March 31, 2014 the Company issued 437,500 shares of common stock valued at a fair market value of $196,875 for the conversion of convertible notes to equity per the terms of note agreements.

In March 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $3,225,000 together with common stock purchase warrants to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The senior secured notes accrue interest at 12% per annum until they mature on December 15, 2015 and are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustment for stock splits, dividends and combinations and the occurrence of an event of default. See Note 6 to Notes to Condensed Consolidated Unaudited Financial Statements included in this report.

These shares of our common stock, convertible notes and warrants were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D and Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Rule 506 of Regulation D and Sections 4(a)(2) and 3(a)(9) of the Securities Act for the above transactions.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith

4.1	Form of Common Stock Purchase Warrant	8-K	3/7/14	4.1
4.2	Form of Senior Secured Convertible Promissory Note	8-K	3/7/14	4.2
4.3	Form of Subscription Agreement	8-K	3/7/14	4.3
10.1	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	5/1/14	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instant Document				X
101.SCH*	XBRL Taxonomy Extension – Schema.				X
101.CAL*	XBRL Taxonomy Extension – Calculations.				X
101.DEF*	XBRL Taxonomy Extension – Definitions.				X
101.LAB*	XBRL Taxonomy Extension – Labels.				X
101.PRE*	XBRL Taxonomy Extension - Presentation				X

*In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2014.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN R. JORDAN
John R. Jordan
Chief Financial Officer (Principal Financial and Accounting Officer)

