Form 10-Q
period 2014-06-30
Cardinal Energy Group, Inc.
filed 2014-08-08
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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

As of August 1, 2014 there were 35,180,046 shares outstanding of Registrant’s Common Stock (par value $0.00001 per share)

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended June 30, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Cardinal Energy Group, Inc.

 Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$813,257	$18,694
Prepaid expenses	234,331	38,722
Accounts receivable	34,350	-
Accounts receivable - related party	-	4,633
Investments - marketable securities	23,870	23,835

Total Current Assets	1,105,808	85,884

PROPERTY AND EQUIPMENT, net	311,911	56,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties, net of accumulated depletion, depreciation, amortization, and impairment of $-0- and $579,963, respectively	2,371,150	1,355,631

OTHER ASSETS
Deposits	102,259	49,202
Prepaid expenses - debt issuance costs, net	444,743	-

TOTAL ASSETS	$4,335,871	$1,546,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$386,827	$234,011
Related party payables	-	4,599
Current portion of equipment contracts payable	13,938	-
Convertible notes, net of debt discount of $18,860 and $-0-, respectively	214,140	418,306
Derivative liability	-	32,528

Total Current Liabilities	614,905	689,444

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $445,554 and $30,836, respectively	4,054,446	202,164
Equipment purchase contracts payable	41,815	-
Notes payable	340,000	400,000
Asset retirement obligation	151,895	8,639

Total Long-Term Liabilities	4,588,156	610,803

TOTAL LIABILITIES	5,203,061	1,300,247

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 38,280,046 and 35,944,750 shares issued; and 35,180,046 and 35,944,750 shares outstanding, respectively	352	359
Additional paid-in capital	8,132,215	5,293,772
Stock subscription receivable	(3,500)	(3,500)
Treasury stock	(2,013,380)	-
Accumulated other comprehensive loss	(2,193,730)	(2,193,765)
Accumulated deficit	(4,789,147)	(2,850,318)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(867,190)	246,548

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,335,871	$1,546,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES
Oil and gas revenues	$59,920	$5,471	$74,714	$7,342

Total Revenues	59,920	5,471	74,714	7,342

COSTS & OPERATING EXPENSES
Operating and production costs	179,449	1,017	294,076	2,726
Depreciation and amortization	6,743	2,857	12,597	4,608
Property and other operating taxes	1,581	-	2,611	-
Accretion on asset retirement obligation	4,296	220	8,592	439
General and administrative	804,788	238,882	1,296,295	719,394

Total Operating Expenses	996,857	242,976	1,614,171	727,167

OPERATING LOSS	(936,937)	(237,505)	(1,539,457)	(719,825)

OTHER INCOME (EXPENSES)
Interest expense, net	(256,335)	(9,219)	(333,251)	(12,265)
Gain (loss) on change in the fair value of derivative liability	-	(15,940)	10,460	9,221
Loss on extinguishment of debt	-	-	(76,581)	-

Total Other Income (Expenses)	(256,335)	(25,159)	(399,372)	(3,044)

NET LOSS	$(1,193,272)	$(262,664)	$(1,938,829)	$(722,869)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	100	6,160	35	(101,640)

NET COMPREHENSIVE LOSS	$(1,193,172)	$(256,504)	$(1,938,794)	$(824,509)

Loss per share of common stock (basic & diluted)	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding	36,634,638	34,802,801	36,624,921	34,743,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

							Accumulated
			Additional	Stock			Other	Total
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Equity

Balance at December 31, 2012	34,545,000	$346	$3,518,752	$-	$-	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	568,147	6	578,369	-	-	-	-	578,375

Common stock issued for cash	457,407	4	327,796	(3,500)	-	-	-	324,300

Common stock issued for deferred costs	25,862	-	34,655	-	-	-	-	34,655

Common stock issued for interest on convertible notes	333,334	3	302,150	-	-	-	-	302,153

Common stock issued for property	15,000	-	18,750	-	-	-	-	18,750

Beneficial conversion feature	-	-	48,300	-	-	-	-	48,300

Write off of derivative liability	-	-	63,000	-	-	-	-	63,000

Accrued compensation forgiven by officers - contributed capital	-	-	402,000	-	-	-	-	402,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	-	(100,905)	(100,905)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,990,212)	-	(1,990,212)

Balance at December 31, 2013	35,944,750	359	5,293,772	(3,500)	-	(2,850,318)	(2,193,765)	246,548

Common stock issued for cash	699,929	7	195,968	-	-	-	-	195,975

Common stock issued for services	1,347,867	13	570,009	-	-	-	-	570,022

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible note	-	-	519,289	-	-	-	-	519,289

Common stock cancelled: legal settlement and for assets transferred to related party	(3,100,000)	(31)	1,356,305	-	(2,013,380)	-	-	(657,106)

Unrealized holding gain for available-for-sale-securities	-	-	-	-	-	-	35	35

Net loss for the six months ended June 30, 2014	-	-	-	-	-	(1,938,829)	-	(1,938,829)

Balance at June 30, 2014	35,180,046	$352	$8,132,215	$(3,500)	$(2,013,380)	$(4,789,147)	$(2,193,730)	$(867,190)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,938,829)	$(722,869)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,597	4,608
Accretion	8,592	439
Amortization of debt discount	85,712	4,670
Amortization of pre-paid debt issuance costs	70,257	-
Stock based compensation	364,151	307,775
Loss on settlement of debt	76,581	-
(Gain) on change in fair value of derivative liability	(10,460)	(9,221)
Changes in operating assets and liabilities:
Accounts receivable - related party	-	(22,859)
Prepaid expenses	10,263	-
Accounts receivable	(29,717)	-
Other assets	(73,057)	-
Accounts payable and accrued expenses	71,640	200,064
Accounts payable - related party	-	38,310

Net Cash Used in Operating Activities	(1,352,270)	(199,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(212,680)	(38,636)
Purchase of oil and gas properties	(1,577,962)	-

Net Cash Used in Investing Activities	(1,790,642)	(38,636)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	49,600
Stock issued for cash	195,975	-
Net proceeds from convertible notes payable	4,500,000	278,500
Payment of deferred financing cost	(515,000)	-
Repayment of convertible notes payable	(414,500)	-
Proceeds from notes payable	171,000	-
Repayment of notes payable -related party	-	(43,163)

Net Cash Provided by Financing Activities	3,937,475	284,937

NET INCREASE IN CASH	794,563	47,218
CASH AT BEGINNING OF PERIOD	18,694	3,460

CASH AT END OF PERIOD	$813,257	$50,678

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$19,708	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$35	$(101,640)
Reduction in note payable for reduction in purchase price of oil properties	$60,000	$-
Extinguishment of derivative liability on conversion of debt	$22,069	$-
ARO estimate on assets purchased	$143,303	$-
Common stock cancelled for assets transferred to related party	$657,106	$-
Related party debt issued for cash bond	$-	$20,000
Debt discount from beneficial conversion feature	$-	$43,050
Common stock issued for prepaid services	$438,600	$-
Common stock issued for conversion of debt	$174,807	$-
Beneficial conversion feature on warrants issued concurrent with convertible note	$519,289	$-
Common stock issued for oil and gas properties	$-	$18,750
Common stock issued for deferred costs	$-	$34,655
Purchase of fixed assets through financing	$55,753	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013 audited consolidated financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which was engaged in the business of exploring, purchasing, developing and operating oil and gas leases. The Company changed its name to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition.

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products primarily to domestic purchasers of oil and gas production. Its operations are presently focused in the state of Texas. The recoverability of the capitalized acquisition and development costs for these properties is dependent upon the existence of economically recoverable reserves, the Company’s ability to obtain the necessary financing to complete required development activities, and future positive cash flows from operations and/or sufficient proceeds from the disposition of one or more of such properties.

Basis of Presentation and Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported periods. Actual results may differ from those estimates.

Revenues and direct operating expenses of the California and Ohio properties represent members’ interest in the properties acquired for the periods prior to the closing date and are presented on the accrual basis of accounting and in accordance with generally accepted accounting principles. The financial statements presented herein include the revenues and operating expenses of the California and Ohio properties for the period of January 1, 2013 through the sale date of the properties on April 1, 2014.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of June 30, 2014 and December 31, 2013 there were no proved reserves.

During the six months ended June 30, 2014, the Company completed the acquisition of 100% working interests in the Powers-Sanders and Stroebel-Broyles leases, a 93.75% working interest the Bradford “A” and “B” leases and the remaining 15% working interest in the Dawson-Conway leases for a combined cash consideration of $930,000. These properties are located in Shackelford and Eastland counties in north-central Texas. The cash for these acquisitions was sourced from a portion of the proceeds from a private offering of Senior Secured Convertible Promissory Notes. The acquisition cost for these properties was capitalized. Also during the same period the Company sold its interests in oil and gas properties located in California and Ohio to California Hydrocarbons, Inc. in exchange for the return of 3,000,000 shares of the Company’s common stock valued at $2,010,000. The Company has recorded the return of the shares as the acquisition of Treasury Stock at cost and relieved the balance sheet of the affected assets and liabilities.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and December 31, 2013

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and to record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $151,895 as of June 30, 2014.

Revenue and Cost Recognition

The Company uses the sales method to account for the sales of crude oil and natural gas. Under this method, revenues are recognized based on the actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending June 30, 2014 and December 31, 2013 there were no such differences.

Costs associated with the production of oil and gas (sometimes referred to as “lifting costs”) are expensed in the period incurred.

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At June 30, 2014 and December 31, 2013, no reserve for doubtful accounts was needed.

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently utilizes production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s minimal cash flows from operations and the projected cost of capital improvements of its oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management’s plans to continue as a going concern include raising additional capital through increased sales volumes of oil and gas and by the sale of debt securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and December 31, 2013

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014 and December 31, 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended June 30, 2014 and December 31, 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 and December 31, 2013, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,870	-	-	$23,870
Total	$23,870	-	-	$23,870

Liabilities
Derivative liability	-	-	-	-
Total	-	-	-	-

Assets and liabilities at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,835	-	-	$23,835
Total	$23,835	-	-	$23,835

Liabilities
Derivative liability	-	-	$32,528	$32,528
Total	-	-	$32,528	$32,528

The balance of the derivative liability decreased from $32,528 on December 31, 2013 to $0 on June 30, 2014. This is due to the extinguishment of certain convertible notes and their related embedded derivative liabilities during the first quarter of 2014.

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014, the Company issued 1,347,867 shares of common stock for services valued at fair market value of $570,022. Of this total $438,600 was recognized as a prepaid expense on the balance sheet and $131,422 was expensed during the six month period ended June 30, 2014. During the six months ended June 30, 2014, the Company amortized prepaid expenses of $232,728 to operations.

During the six months ended June 30, 2014, the Company issued 699,929 shares of common stock for cash proceeds of $195,975.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and December 31, 2013

During the six months ended June 30, 2014, the Company issued 437,500 shares of common stock valued at fair market value of $196,875 for the conversion of convertible notes to equity per the terms of note agreements. The $22,068 excess over the nominal value of the notes was credited to additional paid-in capital as the extinguishment of a derivative liability (also see Note 3).

During the six months ended June 30, 2014 the Company cancelled 150,000 shares of common stock which were returned to the Company pursuant to the terms of a settlement agreement with Caro Capital, LLC.

During the six months ended June 30, 2014, the Company reacquired 3,000,000 shares of common stock as the result of the sale oil and gas properties in California and Ohio (also see Note 1) and 100,000 shares in settlement of litigation with Charles A. Koenig (also see Note 9). The 3,000,000 shares associated with the asset sale were valued at a fair market value of $2,010,000 and the 100,000 shares associated with the legal settlement were valued at cost. The Company has treated both of these transactions as the acquisition of Treasury Stock.

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

During the six month period ended June 30, 2014 the Company transferred the $20,000 surety bond back to a related party pursuant to the terms of the asset sale and purchase agreement covering the sale of the Company’s California and Ohio oil and gas properties. Related party receivables and payable are nil at June 30, 2014.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

During the three month period ended June 30, 2014 the Company issued additional Senior Secured Convertible Notes in an aggregate principal amount of $1,275,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 510,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of the same private placement offering.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 1,800,000 shares of the Company’s common stock from $1.00 per share. The warrants expire on December 31, 2019. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $519,289 to additional paid-in capital and as a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 0.69%, a dividend yield of 0% and volatility of 238.45%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity as interest expense.

The Company amortized debt discount of $52,316 and $73,735 to current operations as a component of interest expense for the three and six months ended June 30, 2014, respectively.

Through the end of June 2014, the Company has paid $515,000 in commissions and fees related to the financing. Of the foregoing total $70,257 has been amortized as a component of interest expense while the remaining balance of $444,743 is classified as pre-paid debt issuance costs on the balance sheet at June 30, 2014. The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well work-over and drilling programs, to purchase a regional office and various well testing and production equipment, to fund lease operating expenses and to retire short-term debt. The Company previously disclosed the details of the Senior Secured Convertible Notes offering in a Form 8-K filed on March 7, 2014.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and December 31, 2013

NOTE 7 – NOTES PAYABLE

In July 2013, the Company issued a promissory note in the amount of $400,000 to finance the purchase of an 85% working interest in the Dawson-Conway leases located in Shackelford County, Texas. The note accrues interest at 6% per annum and is due in July 2015. In March 2014, the Company successfully negotiated a $60,000 reduction in the principal amount due to the holder of the note. All other terms of the note agreement remain unchanged. The Company has treated the reduction as an adjustment to the purchase price of the properties.

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

On September 15, 2013 the Company and the warrant holders agreed to amend the Class A and Class B warrant agreements whereby the warrant holders waived any rights to exercise warrants that had not been exercised as of the amendment date.

The Company has analyzed this price adjustment provision under ASC 815 “Derivative and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value do to there being no explicit limit to the number of shares to be delivered upon settlement of the warrants. The Company has estimated the fair value of the derivative using the Black-Scholes option-pricing model at September 10, 2013. At the date the warrant agreements were amended, the embedded derivative liability was valued at $63,000 and a gain of $11,240 was recorded for the year ended December 31, 2013. The Company determined that after the amendment to the warrant agreements no derivative liability existed and the Company wrote off the derivative liability in the amount of $63,000 to additional paid-in capital.

During the six month period ending June 30, 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Notes discussed in Note 6 above.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Hudson Petroleum Ltd. v. Cardinal Energy Group, Inc. and CEGX of Texas, LLC (Case No. 2014-038 259th Judicial District, Shackelford County. Texas) and Concho Oilfield Services, LLC v. Cardinal Energy Group, Inc.(Case No. 1:14-cv-00097United States District Court for the Northern District of Texas)

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and December 31, 2013

On May 9, 2014, Hudson Petroleum Ltd. Co. filed a complaint in the 259th District Court of Shackelford County, Texas against the Company and its subsidiary CEGX of Texas, LLC, claiming that is it owed $42,874.09 for goods and services provided between December of 2013 and April of 2014. Hudson also seeks recovery of pre- and post-judgment interest, attorney’s fees, and costs. The Company and CEGX of Texas answered Hudson’s complaint and denied all liability. Moreover, the Company and CEGX of Texas filed counterclaims against Hudson asserting that Hudson failed to properly perform the lease administration services it promised to provide and improperly invoiced the Company, causing damages to the Company in an amount not yet determined but in excess of $75,000, plus attorney’s fees and costs. As of August 8, 2014, the case is in the early stages of discovery.

On May 12, 2014, Concho Oilfield Services, LLC filed a complaint in the 259th District Court of Shackelford County, Texas against the Company claiming that it is owed $115,911.86 for goods and services provided. Concho Oilfield Services and Hudson Petroleum Ltd. Co. are related companies. The Company removed the Concho case to the Federal District Court of the Northern District of Texas. The Company answered Concho’s complaint and denied all liability. Moreover, the Company filed a counterclaim against Concho asserting that Concho knowingly performed work that should not have been performed, incorrectly billed and overbilled, and improperly performed its work, thereby causing injury to the Company and its property and engaged in deceptive trade practices, made fraudulent representations, was negligent in providing services to the Company and engaged in a civil conspiracy. Concho has moved to dismiss some of Cardinal’s counterclaims, and that motion is pending before the Court. Cardinal has moved for a default judgment against Concho on some of its counterclaims, and that motion also is pending. Cardinal seeks to recover actual damages in an amount not yet determined but in excess of $75,000, treble damages, exemplary damages, consequential damages, including, but not limited to lost profits, cost of substitute performance, cost of mitigation and loss of goodwill plus attorney’s fees and costs. The case is in the early stages of discovery and pleading.

The Company believes that its claims and defenses in the above cases are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The outcome of these lawsuits is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Cardinal Energy Group v. Charles A. Koenig Franklin County Common Pleas Case No. 13 CV 11 12847 Franklin County, Ohio

On November 25, 2013 the Company filed a complaint in Franklin County, Ohio Common Pleas Court (Case No. 13-CV-11-12847) seeking the return of 100,000 shares of our unregistered common stock issued to Charles A, Koenig as a retainer for legal services. However, Mr. Koenig never performed any legal services for the Company. On December 30, 2013, Mr. Koenig moved to dismiss our complaint which had been amended prior to the hearing. On February 26, 2014, Mr. Koenig’s motion to dismiss the complaint was denied. Mr. Koenig had until March 10, 2014 to respond and he has failed to respond to our amended complaint. In the interim the Company submitted a settlement proposal to Mr. Koenig. On May 20, 2014 the Company and Mr. Koenig entered into a Settlement Agreement and Release in connection with this case wherein the Company filed a Notice of Dismissal of the Amended Complaint and Mr. Koenig agreed to execute all documents necessary to transfer ownership of 100,000 shares of the Company’s common stock to the Company. In addition, both parties agreed to pay their own expenses, costs and attorney fees in connection with the Action. The Company has treated the return of the shares as the acquisition of Treasury Stock at cost.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these unaudited condensed consolidated financial statements and there are no material subsequent events to report, except as follows.

On July 21, 2014, Cardinal Energy Group, Inc. (the “Company”) appointed Dow Eric Bowman, as the Company’s Chief Operating Officer. Mr. Bowman will oversee all of the Company’s day to day oil and gas drilling operations, well work over and production activities to ensure that all our well locations are operated in accordance with good and safe practices and in compliance with all laws and regulations. Mr. Bowman will be headquartered in the Company’s recently opened regional operations office in Albany, Texas. The Company previously disclosed the details of Mr. Bowman’s hiring in a Form 8-K filed on July 29, 2014.

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

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. The property consists of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement our wholly-owned subsidiary, CEGX of Texas, LLC, is obligated to spud the initial “Earning Well” by September 15, 2014. The initial well is part of a “continuous drilling program” which will afford Cardinal the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore has never been waterflooded has a single tank battery. Other Tannehill plays have shown significant increases in production when a waterflood program is employed. If we are successful with our waterflood operation at Bradford we will be in an excellent position to apply this operating strategy to our operations on the neighboring Powers-Sanders leases. In addition to the Tannehill sands, these leases offer additional multiple pay zones behind pipe.

We have nominal revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations. We may enter into agreements with major and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

Financial Overview

The following reflects how we intend to spend our capital we plan to raise over the next twelve months:

Acquisition of Leases	$20,000,000
Drilling and Well Workovers	$14,000,000
Lease Operating Costs	$1,500,000
General and Administrative Expenses	$2,000,000

During the first six months of 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $4,500,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The proceeds from these offerings were used primarily to fund the Company’s ongoing programs to re-work and re-complete existing oil wells, to acquire selected oil and gas leases and related production equipment and facilities and to retire short-term debt.

Currently, we do not generate sufficient cash flows from producing properties to fully fund our proposed budget and maintain operations for the current year. Accordingly we will have to raise additional capital through the sale of debt securities in both public and private transactions.

Results of Operations

The results discussed below are for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively.

Revenues

For the three months ended June 30, 2014 oil and gas revenues increased to $59,920 compared to $5,471 for the three months ended June 30, 2013. For the six months ended June 30, 2014 oil and gas revenues increased to $74,714 compared to $7,342 for the six months ended June 30, 2013. These increases primarily reflect increased oil production and resulting sales from our recently acquired Texas properties. We sold our California natural gas property effective April 1, 2014, hence natural gas sales revenues which accounted for approximately 30% of our first quarter sales revenues are not expected to significantly contribute to our over-all operating revenues on a going forward basis. We expect to increase crude oil sales revenues during the remainder of 2014 as we continue to ramp up production from our recently acquired properties in Texas.

Operating and Production Costs

For the three months ended June 30, 2014 operating and production costs increased to $179,449 compared to $1,017 for the three months ended June 30, 2013. For the six months ended June 30, 2014 operating and production costs increased to $294,076 from $2,726 for the six months ended June 30, 2013. The increases were primarily due to higher lease operating expenses for our recently acquired oil and gas leases in Texas.

General and Administrative Expenses

For the three months ended June 30, 2014 general and administrative expenses increased to $804,788 compared to $238,882 for the three months ended June 30, 2013. For the six months ended June 30, 2014 general and administrative expenses increased to $1,296,295 compared to $719,394 for the six months ended June 30, 2013. The increases were primarily attributable to higher professional and consulting fees as we have increased our efforts to locate additional sources of financing, retained additional personnel to administer our portfolio of operating assets and augmented our home office staff to manage our investor relations and SEC reporting obligations.

Depreciation, Depletion and Amortization

For the three months ended June 30, 2014 depreciation and amortization expense increased to $6,743 compared to $2,857 for the three months ended June 30, 2013. For the Six months ended June 30, 2014 depreciation and amortization expense increased to $12,597 compared to $4,608 for the six months ended June 30, 2013. These increases are mainly due to the purchases of new vehicles and other pieces of rolling-stock plus the purchase of well testing and shop equipment and additional information technology assets required to support the Company’s growing operations.

Property and Operating Taxes

Property and other operating taxes were $1,581 for the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013. For the six months ended June 30, 2014 property and other operating taxes totaled $2,611 versus $0 for the same period of 2013. The current periods reflect $1,769 in production and severance taxes from our Texas properties during the quarter ended June 30, 2014 and $2,341 in production and severance taxes for the six-month period ended June 30, 2014. The current period totals also include a credit of $271 in property taxes on the Company’s Armstrong lease in California while the second quarter 2014 period includes the impact of the pro-ration of property tax expense resulting from the sale of the Armstrong lease which was sold effective April 1, 2014.

Accretion on Asset Retirement Obligation

Accretion expense for the three months ended June 30, 2014 increased to $4,296 compared to $220 for the three months ended June 30, 2013. For the six months ended June 30, 2014 accretion expensed totaled $8,592 versus $439 for the six months ended June 30, 2013. These increases reflect the addition, in the first quarter of 2014, of 78 wells in Texas to the Company’s inventory of wells subject to future plugging and abandonment liability. The second quarter 2014 expense remained unchanged from the first quarter 2014 accretion of $4,296 due to the removal of 16 wells from Cardinal’s inventory of oil and gas wells due to the sale of the California and Ohio properties on April 1, 2014.

Other Income (Expenses)

Other expense for the three months ended June 30, 2014 totaled $256,335 compared to $25,159 for the three months ended June 30, 2013. Interest expense during the quarter ended June 30, 2014 was $256,335 versus $9,219 in the same quarter of 2013 and reflected the higher level of debt outstanding. The second quarter of 2013 also included a charge of $15,940 related to the change in the fair value of derivative liabilities.

Other expense for the six months ended June 30, 2014 was $399,372 compared to $3,044 for the six months ended June 30, 2013. Interest expense increased to $333,251 versus $12,265 reflecting the higher level of debt outstanding. The current period included $76,581 of “premium” costs due to the early extinguishment of debt. During the six months ended June 30, 2014 the Company recorded a gain on derivative liability of $10,460 due to the repayment of convertible debt while the prior year benefited from a $9,221 gain related to the change in fair value of derivative liabilities.

Net Loss

For the three months ended June 30, 2014 our net loss was $1,193,272 compared to a net loss of $262,664 for the three months ended June 30, 2013. The increase was primarily due to higher production and operating costs associated with the company’s increased development and production activities in Texas, higher interest related costs due to increased borrowings required to fund the Company’s growth and development activities and higher general and administrative expenses and translates into a loss of $0.03 per share in 2014 compared to a loss of $0.01 per share in 2013.

For the six months ended June 30, 2014 our net loss was $1,938,829 compared to a net loss of $722,869 for the six months ended June 30, 2013. The increase was mainly due to higher production and operating costs associated with the Company’s increased development and production activities in Texas and higher interest related costs due to increased borrowings required to fund its growth and development activities and translates into a loss of $0.05 per share in 2014 compared to $0.02 per share in 2013.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

We used cash in operations of $1,352,270 during the six months ended June 30, 2014 compared to $199,083 used during the six months ended June 30, 2013. The increase was due primarily to the increased losses from operations, a net decrease in operating assets and liabilities, gain on change in fair value of derivative liability, partially offset by stock based compensation paid to employees and consultants and non-cash debt related costs.

We used cash in investing activates of $1,790,642 during the six months ended June 30, 2014 compared to $38,636 during the six months ended June 30, 2013. In 2014, we used $1,577,962 to acquire and develop oil and gas properties and $212,680 to purchase other property and equipment. In 2013, we used $38,636 for the purchase of property and equipment.

We were provided $3,937,475 of net cash from financing activities during the six months ended June 30, 2014 compared to $284,937 provided during the same period in 2013. The funds in 2014 came primarily from the sales of the 12% senior secured convertible notes for $3,985,000 (net of debt issuance costs), $195,975 from the sale of stock for cash, and proceeds from the issuance of notes payable of $171,000, partially offset by $414,500 used to retire notes payable.

At June 30, 2014, we had cash on hand of $813,257 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital through the issuance of additional debt instruments via a combination of public and private offerings. The proceeds from such offerings will be used to re-work and re-complete our existing wells, to drill new wells and to acquire additional oil and gas properties.

At June 30, 2014, our current assets were $1,105,808 and our current liabilities were $614,905 resulting in positive working capital of $490,303. We anticipate that increased levels of production from our Texas properties will be adequate to fund our routine lease operating costs by the end of 2014. The capital expenditures required to re-work and re-complete existing wells and to drill additional development wells when coupled with the timing of proceeds from debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn positive.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of June 30, 2014 and 2013 no impairment of oil and gas properties was recorded.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $151,895 as of June 30, 2014.

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of June 30, 2014 due to a lack of adequate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Controls over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on March 28, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Hudson Petroleum Ltd. v. Cardinal Energy Group, Inc. and CEGX of Texas, LLC (Case No. 2014-038 259th Judicial District, Shackelford County. Texas) and Concho Oilfield Services, LLC v. Cardinal Energy Group, Inc.(Case No. 1:14-cv-00097United States District Court for the Northern District of Texas)

On May 9, 2014, Hudson Petroleum Ltd. Co. filed a complaint in the 259th District Court of Shackelford County, Texas against the Company and its subsidiary CEGX of Texas, LLC, claiming that is it owed $42,874.09 for goods and services provided between December of 2013 and April of 2014. Hudson also seeks recovery of pre- and post-judgment interest, attorney’s fees, and costs. The Company and CEGX of Texas answered Hudson’s complaint and denied all liability. Moreover, the Company and CEGX of Texas filed counterclaims against Hudson asserting that Hudson failed to properly perform the lease administration services it promised to provide and improperly invoiced the Company, causing damages to the Company in an amount not yet determined but in excess of $75,000, plus attorney’s fees and costs. As of August 8, 2014, the case is in the early stages of discovery.

On May 12, 2014, Concho Oilfield Services, LLC filed a complaint in the 259th District Court of Shackelford County, Texas against the Company claiming that it is owed $115,911.86 for goods and services provided. Concho Oilfield Services and Hudson Petroleum Ltd. Co. are related companies. The Company removed the Concho case to the Federal District Court of the Northern District of Texas. The Company answered Concho’s complaint and denied all liability. Moreover, the Company filed a counterclaim against Concho asserting that Concho knowingly performed work that should not have been performed, incorrectly billed and overbilled, and improperly performed its work, thereby causing injury to the Company and its property and engaged in deceptive trade practices, made fraudulent representations, was negligent in providing services to the Company and engaged in a civil conspiracy. Concho has moved to dismiss some of Cardinal’s counterclaims, and that motion is pending before the Court. Cardinal has moved for a default judgment against Concho on some of its counterclaims, and that motion also is pending. Cardinal seeks to recover actual damages in an amount not yet determined but in excess of $75,000, treble damages, exemplary damages, consequential damages, including, but not limited to lost profits, cost of substitute performance, cost of mitigation and loss of goodwill plus attorney’s fees and costs. As of August 8, 2014, the case is in the early stages of discovery.

The Company believes that its claims and defenses in the above cases are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The outcome of these lawsuits is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, the Company issued a total of 561,333 shares of common stock for services valued at fair market value of $268,899.

During the three months ended June 30, 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $1,275,000 together with common stock purchase warrants to purchase an aggregate of 510,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The senior secured notes accrue interest at 12% per annum until they mature on December 15, 2015 and are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustment for stock splits, dividends and combinations and the occurrence of an event of default. See Note 6 to Notes to Condensed Consolidated Unaudited Financial Statements included in this report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August, 2014.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN R. JORDAN
John R. Jordan
Chief Financial Officer (Principal Financial and Accounting Officer)

