Form 10-Q
period 2014-09-30
Cardinal Energy Group, Inc.
filed 2014-11-14
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

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

As of November 10, 2014 there were 35,205,046 shares outstanding of Registrant’s Common Stock (par value $0.00001 per share).

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended September 30, 2014

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$328,903	$18,694
Accounts receivable	1,193,856	-
Other current assets	107,517	67,190

Total Current Assets	1,630,276	85,884

PROPERTY AND EQUIPMENT, net	321,273	56,078

OIL AND GAS PROPERTIES (full cost method)
Unproved propeties, net of accumulated depletion, depreciation, amortization and impairment of $-0- and $579,963, respectively	2,512,889	1,355,631

OTHER ASSETS
Deposits and deferred charges	111,135	49,202
Prepaid expenses - debt issuance costs, net	452,098	-

TOTAL ASSETS	$5,027,670	$1,546,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,741	$234,011
Related party payables	-	4,599
Current portion of equipment contracts payable	13,938	-
Convertible notes, net of debt discount of $326,563 and $-0-, respectively	321,437	418,306
Derivative liability	431,704	32,528

Total Current Liabilities	1,401,820	689,444

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $370,128 and $30,836, respectively	4,129,872	202,164
Equipment purchase contracts payable	37,059	-
Notes payable	340,000	400,000
Asset retirement obligations	156,191	8,639

Total Long-Term Liabilities	4,663,122	610,803

TOTAL LIABILITIES	6,064,942	1,300,247

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 38,055,046 and 35,944,750 shares issued; and 34,955,046 and 35,944,750 shares outstanding, respectively	350	359
Additional paid-in capital	8,077,417	5,293,772
Stock subscription receivable	(3,500)	(3,500)
Treasury stock	(2,013,380)	-
Accumulated other comprehensive loss	(2,193,730)	(2,193,765)
Accumulated deficit	(4,904,429)	(2,850,318)

Total Stockholders’ (Deficit) Equity	(1,037,272)	246,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,027,670	$1,546,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES
Oil and gas revenues	$47,649	$5,396	$122,363	$12,738
Income from contract development operations	975,000	-	975,000	-

Total Revenues from Operations	1,022,649	5,396	1,097,363	12,738

COSTS & OPERATING EXPENSES
Operating and production costs	69,065	2,520	363,141	5,246
Costs of contract development operations	328,189	-	328,189	-
Depreciation and amortization	9,699	3,908	22,296	8,516
Property and other operating taxes	3,978	-	6,589	-
Accretion on asset retirement obligation	4,296	220	12,888	659
General and administrative	373,604	294,394	1,669,899	1,013,788

Total Operating Expenses	788,830	301,042	2,403,001	1,028,209

OPERATING INCOME (LOSS)	233,819	(295,646)	(1,305,638)	(1,015,471)

OTHER INCOME (EXPENSES)
Gain on sale of lease	93,448	-	93,448	-
Interest expense, net	(555,617)	(230,881)	(888,868)	(243,146)
Gain (loss) on change in the fair value of derivative liability	113,068	(44,481)	123,528	(35,260)
Loss on extinguishment of debt	-	-	(76,581)	-

Total Other Income (Expenses)	(349,101)	(275,362)	(748,473)	(278,406)

NET LOSS	$(115,282)	$(571,008)	$(2,054,111)	$(1,293,877)

OTHER COMPREHENSIVE LOSS
Change in value of investments	-	-	35	(101,640)

NET COMPREHENSIVE LOSS	$(115,282)	$(571,008)	$(2,054,076)	$(1,395,517)

Loss per share of common stock (basic and diluted)	$(0.00)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares outstanding	35,128,576	35,093,415	35,865,804	34,861,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated
			Additional	Stock			Other	Total
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Equity

Balance at December 31, 2012	34,545,000	$346	$3,518,752	$-	$-	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	568,147	6	578,369	-	-	-	-	578,375

Common stock issued for cash	457,407	4	327,796	(3,500)	-	-	-	324,300

Common stock issued for deferred costs	25,862	-	34,655	-	-	-	-	34,655

Common stock issued for interest on convertible notes	333,334	3	302,150	-	-	-	-	302,153

Common stock issued for property	15,000	-	18,750	-	-	-	-	18,750

Beneficial conversion feature	-	-	48,300	-	-	-	-	48,300

Write off of derivative liability	-	-	63,000	-	-	-	-	63,000

Accrued compensation forgiven by officers - contributed capital	-	-	402,000	-	-	-	-	402,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	-	(100,905)	(100,905)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,990,212)	-	(1,990,212)

Balance at December 31, 2013	35,944,750	359	5,293,772	(3,500)	-	(2,850,318)	(2,193,765)	246,547

Common stock issued for cash	699,929	7	195,968	-	-	-	-	195,975

Common stock issued for services	922,867	9	415,211	-	-	-	-	415,220

Common stock issued for settlement of accounts payable	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for purchase of oil and gas properties	50,000	1	34,999	-	-	-	-	35,000

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible notes	-	-	519,289	-	-	-	-	519,289

Treasury stock received for assets transferred to related party	(3,100,000)	(31)	1,356,308	-	(2,013,380)	-	-	(657,103)

Common stock issued to pay interest on debt	50,000	1	34,999	-	-	-	-	35,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	-	35	35

Net loss for the nine months ended September 30, 2014	-	-	-	-	-	(2,054,111)	-	(2,054,111)

Balance at September 30, 2014	34,955,046	$350	$8,077,418	$(3,500)	$(2,013,380)	$(4,904,429)	$(2,193,730)	$(1,037,272)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,054,111)	$(1,293,877)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	22,297	8,516
Accretion	12,888	659
Amortization of debt discount	193,435	68,075
Amortization of pre-paid debt issuance costs	160,291	-
Stock based compensation	453,945	350,363
Loss on settlement of debt	76,581	-
Common stock issued for interest	-	141,005
(Gain) loss on change in fair value of derivative liability	(123,528)	35,260
Non-cash interest expense	204,772	-
Gain on sale of lease	(93,448)	-
Operating expenses incurred by related party on behalf of the Company	-	50,289
Changes in operating assets and liabilities:
Accounts receivable - related party	-	16,978
Accounts receivable	(1,189,225)	-
Unbilled costs on turnkey wells	(56,036)	-
Other assets	(81,933)	-
Accounts payable and accrued expenses	349,550	265,268
Accounts payable - related party	-	(40,421)

Net Cash used in Operating Activities	(2,124,520)	(397,885)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(231,738)	(45,203)
Purchase of oil and gas properties	(1,591,252)	(110,274)

Net Cash Used in Investing Activities	(1,822,990)	(155,477)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	60,600
Repayment of notes payable - related party	-	(187,913)
Proceeds from notes payable	296,000	-
Stock issued for cash	195,975	135,500
Net proceeds from convertible notes payable	4,750,000	660,831
Repayment of convertible notes payable	(469,256)	(53,000)
Payment of deferred financing costs	(515,000)	-

Net Cash Provided by Financing Activities	4,257,719	616,018

NET INCREASE IN CASH	310,209	62,656
CASH AT BEGINNING OF PERIOD	18,694	3,460

CASH AT END OF PERIOD	$328,903	$66,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended
	30-Sep
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$19,708	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$(35)	$101,640
Reduction in note payable for reduction in purchase price of oil properties	$60,000	$-
Extinguishment of derivative liability	$22,069	$63,000
Derivative liability on convertible notes payable and warrants at inception	$544,772	$120,840
ARO estimate on assets purchased	$143,303	$-
Related party debt issued for cash bond	$-	$20,000
Common stock issued for prepaid services	$438,600	$28,667
Common stock issued for conversion of debt	$174,807	$-
Beneficial conversion feature on warrants issued concurrent with convertible note	$519,289	$48,300
Common stock issued for oil and gas properties	$35,000	$18,750
Common stock issued for prepaid interest	$35,000	$161,148
Note payable issued for purchase of oil and gas properties	$-	$400,000
Common stock cancelled for assets transferred to related party	$657,106	$-
Purchase of fixed assets through financing	$55,753	$-
Common stock returned reflecting employment agreement changes	$207,302	$-
Common stock issued for settlement of accounts payable	$30,000	$-
Original issue discount on convertible note payable	$90,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended September 30, 2014 and December 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013 audited consolidated financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of September 30, 2014 and December 31, 2013 there were no proved reserves.

During the nine months ended September 30, 2014, the Company completed the acquisition of 100% working interests in the Powers-Sanders and Stroebel-Broyles leases, a 93.75% working interest in the Bradford “A” and “B” leases, a 50% working interest in the Fortune lease and the remaining 15% working interest in the Dawson-Conway leases for a combined cash consideration of $1,010,000. These properties are located in Shackelford and Eastland counties in north-central Texas. The cash for these acquisitions was sourced from a portion of the proceeds from a private offering of Senior Secured Convertible Promissory Notes. The acquisition cost for these properties was capitalized. Also, during the same period, the Company sold its interests in oil and gas properties located in California and Ohio to California Hydrocarbons, Inc. in exchange for the return of 3,000,000 shares of the Company’s common stock valued at $2,010,000. The Company has recorded the return of the shares as the acquisition of Treasury Stock at cost and relieved the balance sheet of the affected assets and liabilities. On September 2, 2014 the Company sold its interests in the Bradford “A” and “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”) for $325,000. The Company’s wholly-owned subsidiary CEGX of Texas, LLC provides drilling and production services to Bradford JV. The additional cost for developing the leases is $2,175,000 to include infrastructure development, drilling and completion of 14 new wells, remediation of 6 existing wells, and conversion of 1 existing producing well to an injector. The Company has no equity interest in Bradford JV.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and to record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $156,191 as of September 30, 2014.

Revenue and Cost Recognition

The Company uses the sales method to account for the sales of crude oil and natural gas. Under this method, revenues are recognized based on the actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending September 30, 2014 and December 31, 2013 there were no such differences.

The Company has agreed with the Bradford JV to provide drilling, infrastructure and work-over services to support the development of oil leases in Texas. The revenue and costs arising from the drilling and other services are matched and recorded as income and expense as each project is completed in accordance with their agreement. The costs of uncompleted projects is included as unbilled costs and reported in current assets.

Costs associated with the production of oil and gas (sometimes referred to as “lifting costs”) are expensed in the period incurred.

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At September 30, 2014 and December 31, 2013, no reserve for doubtful accounts was needed.

New Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently utilizes production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s minimal cash flows from operations and the projected cost of capital improvements of its oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management’s plans to continue as a going concern include raising additional capital through increased sales volumes of oil and gas, the sale of interests in selected oil and gas properties and by the sale of debt securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014 and December 31, 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2014, and the year ended December 31, 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 and December 31, 2013, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,870	-	-	$23,870
Total	$23,870	-	-	$23,870

Liabilities
Derivative liability	-	-	$431,704	$431,704
Total	-	-	$431,704	$431,704

Assets and liabilities at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$23,835	-	-	$23,835
Total	$23,835	-	-	$23,835

Liabilities
Derivative liability	-	-	$32,528	$32,528
Total	-	-	$32,528	$32,528

The balance of the derivative liability increased from $32,528 on December 31, 2013 to $431,704 on September 30, 2014. This is due to the extinguishment of certain convertible notes and their related embedded derivative liabilities during the first quarter of 2014.

The value of the derivative liability was re-assessed as of September 30, 2014 resulting in a net gain to the unaudited condensed consolidated statement of operations of $123,528 and $113,068, respectively for the three and nine months ended September 30, 2014.

	September 30, 2014	December 31, 2013
	(Unaudited)
Opening balance	$32,528	$74,240
Derivative financial liability arising upon issuance of convertible notes and warrants	544,772	120,840
Extinguished derivative liability	(22,068)	(63,000)
Fair value adjustments	(123,528)	(99,552)
	$431,704	$32,528

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014, the Company issued 1,572,867 shares of common stock for services valued at fair market value of $687,523. Of this total, $35,000 was charged to Oil and Gas Properties, $30,000 was recognized as settlement of accounts payable, and $622,523 was expensed during the nine month period ended September 30, 2014. During the nine months ended September 30, 2014, the Company amortized prepaid expenses of $322,367 to operations.

During the nine months ended September 30, 2014, the Company issued 699,929 shares of common stock for cash proceeds of $195,975.

During the nine months ended September 30, 2014, the Company issued 437,500 shares of common stock valued at fair market value of $196,875 for the conversion of convertible notes to equity per the terms of note agreements. The $22,068 excess over the nominal value of the notes was credited to additional paid-in capital as the extinguishment of a derivative liability (also see Note 3).

During the nine months ended September 30, 2014, the Company issued 50,000 shares of common stock valued at a fair market value of $35,000 for pre-paid interest on a 90-day note.

During the nine months ended September 30, 2014 the Company cancelled 650,000 shares of common stock. The stock was valued based upon the value of the services assigned when the stock was issued of $207,302. Of the foregoing total of 650,000 shares, the Company cancelled 150,000 shares of common stock which were returned to the Company pursuant to the terms of a settlement agreement with Caro Capital, LLC and 500,000 shares of common stock which was returned to the Company from former employees and officers upon termination of services.

During the nine months ended September 30, 2014, the Company reacquired 3,000,000 shares of common stock as the result of the sale of oil and gas properties in California and Ohio (also see Note 1) and 100,000 shares in settlement of litigation with Charles A. Koenig (also see Note 9). The 3,000,000 shares associated with the asset sale were valued at a fair market value of $2,010,000 and the 100,000 shares associated with the legal settlement were valued at original cost of $3,380. The Company treated both of these transactions as the acquisition of Treasury Stock.

As of September 22, 2014, the beneficial conversion feature embedded in the short term note payable is subject to adjustment based upon the trading value of the Company's common stock. The value of the conversion feature is being adjusted periodically via an adjustment to the derivative liability. The value is calculated based upon the Black-Scholes call option pricing model. See Note 7 for more information on the transaction. During the nine month period ending September 30, 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,800,000 shares of the Company's common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Notes discussed in Note 6 above.

NOTE 5 - RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. In January of 2013 the Company entered into an agreement in which a related party transferred a $20,000 surety bond to the Company. During the nine months ended September 30, 2013 the Company received cash of $60,600 and repaid $187,913 on these payables and had $50,289 in expenses paid by a related party on behalf of the Company.

During the nine month period ended September 30, 2014 the Company transferred the $20,000 surety bond back to a related party pursuant to the terms of the asset sale and purchase agreement covering the sale of the Company’s California and Ohio oil and gas properties. Related party receivables and payable are nil at September 30, 2014.

NOTE 6 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

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

During the three month period ended September 30, 2014 no additional Senior Secured Convertible Notes were issued by the Company. The Company intends to issue the remaining $500,000 of principal available under the facility during the fourth quarter of 2014.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 1,800,000 shares of the Company’s common stock for $1.00 per share. The warrants expire on December 31, 2019. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $519,289 to additional paid-in capital and as a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 0.69%, a dividend yield of 0% and volatility of 238.45%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity as interest expense.

The Company amortized debt discount of $75,425 and $149,160 to current operations as a component of interest expense for the three and nine months ended September 30, 2014, respectively.

Through the end of September 2014, the Company has paid $515,000 in commissions and fees related to the financing. Of the foregoing total $145,402 has been amortized as a component of interest expense while the remaining balance of $369,598 is classified as pre-paid debt issuance costs on the balance sheet at September 30, 2014. The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well work-over and drilling programs, to purchase a regional office and various well testing and production equipment, to fund lease operating expenses and to retire short-term debt. The Company previously disclosed the details of the Senior Secured Convertible Notes offering in a Form 8-K filed on March 7, 2014.

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE SHORT TERM NOTES PAYABLE

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

On September 11, 2014, Cardinal issued a 90 day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, Cardinal issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued resulting in a credit to common stock of $35,000 which is being amortized over the 90 days to maturity of the note. For the period ended September 30, 2014 the Company charged interest expense $10,556.

On September 22, 2014, the Company negotiated a short term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note is due 180 days after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment will be $290,000 if paid on or before 90 days from the execution date of the agreement; $340,000 if paid on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 80% of an average of the lowest 3-day closing price during the immediate 20 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $90,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the three and nine months ended September 30, 2014, the company amortized $7,500 to current period operations as interest expense.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $392,710 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	168%
Risk free rate:	0.01%

In conjunction with the issuance of the Convertible Promissory Notes, the Company issued an aggregate of 250,000 Class C detachable warrants exercisable three years from the date of issuance with an initial exercise price of $1 per share.

The Company identified embedded derivatives related to the warrants issued September 2014. These embedded derivatives included certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date to adjust the fair value as of each subsequent balance sheet date. At the date of issuance, the Company determined a fair value of $152,062 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	168%
Risk free rate:	1.08%

The initial fair values of the embedded debt derivative of $392,710 and warrants of $152,062 was allocated as a debt discount up to the proceeds of the note ($340,000) with the remainder ($204,772) charged to operations as interest expense during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $25,290 to current period operations as interest expense. The fair value of the described embedded derivative of $431,704 at September 30, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	167%
Risk free rate:	0.02%-1.07%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $113,068 for the three and nine months ended September 30, 2014.

NOTE 8 - WARRANTS AND WARRANT LIABILITY

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

The Class B warrants are exercisable into one share of the Company’s common stock at $9,375 per share, expire on December 31, 2017, and are callable by the Company any time after December 31, 2015 upon 30 days written notice by the Company. If the holders do not exercise the warrants within 30 days of receiving notice from the Company, the warrants terminate 30 days from the date of notice.

On September 22, 2014, the Company issued 250,000 Class C warrants in connection with a short term credit facility. Each of the 250,000 warrants is exercisable into one share of the Company’s common stock at $1.00 per share. The warrants were immediately exercisable. The warrants will expire if not converted into stock by September 29, 2017. After September 29, 2015, the shares are callable by the Company.

For each of the Class A and Class B warrants, the exercise price and/or the number of shares of common stock to be issued upon exercise is subject to adjustment in certain cases. Such adjustments would be triggered in instances where the Company does any of the following: a) pays a stock dividend, splits or reverse-splits its common stock; b) issues common stock, convertible securities, or debentures to obtain shares at a price less than the warrant exercise price; or c) distributes to shareholders evidences of its indebtedness or securities or assets.

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

During the nine month period ending September 30, 2014, the Company issued Class C common stock purchase warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Convertible promissory note as discussed in Note 7 above.

During the nine month period ending September 30, 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Notes discussed in Note 6 above.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

Hudson Petroleum Ltd. v. Cardinal Energy Group, Inc. and CEGX of Texas, LLC (Case No. 2014-038 259th Judicial District, Shackelford County. Texas) and Concho Oilfield Services, LLC v. Cardinal Energy Group, Inc.(Case No. 1:14-cv-00097United States District Court for the Northern District of Texas)

On May 9, 2014, Hudson Petroleum Ltd. Co. filed a complaint in the 259th District Court of Shackelford County, Texas against the Company and its subsidiary CEGX of Texas, LLC, claiming that is it owed $42,874.09 for goods and services provided between December of 2013 and April of 2014. Hudson also seeks recovery of pre- and post-judgment interest, attorney’s fees, and costs. The Company and CEGX of Texas answered Hudson’s complaint and denied all liability. Moreover, the Company and CEGX of Texas filed counterclaims against Hudson asserting that Hudson failed to properly perform the lease administration services it promised to provide and improperly invoiced the Company, causing damages to the Company in an amount not yet determined but in excess of $75,000, plus attorney’s fees and costs. As of November 5, 2014, the case is in the early stages of discovery.

On May 12, 2014, Concho Oilfield Services, LLC filed a complaint in the 259th District Court of Shackelford County, Texas against the Company claiming that it is owed $115,911.86 for goods and services provided. Concho Oilfield Services and Hudson Petroleum Ltd. Co. are related companies. The Company removed the Concho case to the Federal District Court of the Northern District of Texas. The Company answered Concho’s complaint and denied all liability. Moreover, the Company filed a counterclaim against Concho asserting that Concho knowingly performed work that should not have been performed, incorrectly billed and overbilled, and improperly performed its work, thereby causing injury to the Company and its property and engaged in deceptive trade practices, made fraudulent representations, was negligent in providing services to the Company and engaged in a civil conspiracy. Concho has moved to dismiss some of Cardinal’s counterclaims, and that motion is pending before the Court. Cardinal has moved for a default judgment against Concho on some of its counterclaims, and that motion also is pending. Cardinal seeks to recover actual damages in an amount not yet determined but in excess of $75,000, treble damages, exemplary damages, consequential damages, including, but not limited to lost profits, cost of substitute performance, cost of mitigation and loss of goodwill plus attorney’s fees and costs. The Company and Concho agreed to meet with a mediator on November 4, 2014. The results of the November 4, 2014 mediation were not fruitful and the case continues in the early stages of discovery and pleading.

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

Cardinal Energy Group v. Charles A. Koenig, Franklin County Common Pleas Case No. 13 CV 11 12847 Franklin County, Ohio

On November 25, 2013, the Company filed a complaint in Franklin County, Ohio Common Pleas Court (Case No. 13-CV-11-12847) seeking the return of 100,000 shares of our unregistered common stock issued to Charles A, Koenig as a retainer for legal services. However, Mr. Koenig never performed any legal services for the Company. On December 30, 2013, Mr. Koenig moved to dismiss our complaint which had been amended prior to the hearing. On February 26, 2014, Mr. Koenig’s motion to dismiss the complaint was denied. Mr. Koenig had until March 10, 2014 to respond and he has failed to respond to our amended complaint. In the interim the Company submitted a settlement proposal to Mr. Koenig. On May 20, 2014, the Company and Mr. Koenig entered into a Settlement Agreement and Release in connection with this case wherein the Company filed a Notice of Dismissal of the Amended Complaint and Mr. Koenig agreed to execute all documents necessary to transfer ownership of 100,000 shares of the Company’s common stock to the Company. In addition, both parties agreed to pay their own expenses, costs and attorney fees in connection with the Action. The Company has treated the return of the shares as the acquisition of Treasury Stock at cost.

Contract Operating Agreement

On June 1, 2014, the Company, through its wholly owned subsidiary, CEGX of Texas, LLC entered into a Contract Operating Agreement with Bradford JV. Under the terms of this agreement, the Company agreed to perform routine and major operations, marketing services, accounting services, reporting services and other administrative services on behalf of Bradford JV as necessary to operate Bradford JV’s oil and gas lease operations on the Bradford oil and gas leases located in Shakelford County, Texas. Bradford JV agreed to pay the Company an administrative and pumping fee of $500 per well per month, 93.7% of the actual cost of electricity, taxes and ongoing maintenance and repairs to operate Bradford JV’s assets. The agreement is for a term of three years and automatically renews for one year periods until one of the parties notifies the other party not later than 60 days prior to commencement of a renewal term of its desire to not renew the agreement.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these unaudited condensed consolidated financial statements and there are no material subsequent events to report.

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

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. The property consists of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement our wholly-owned subsidiary, CEGX of Texas, LLC, is obligated to spud the initial “Earning Well” by September 15, 2014. The initial well is part of a “continuous drilling program” which will afford Cardinal the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore has never been waterflooded, has a two tank batteries. Other Tannehill plays have shown significant increases in production when a waterflood program is employed. If we are successful with our waterflood operation at Bradford we will be in an excellent position to apply this operating strategy to our operations on the neighboring Powers-Sanders leases. In addition to the Tannehill sands, these leases offer additional multiple pay zones behind pipe.

On September 2, 2014, we acquired a 50% working interest in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. The property has one uncompleted plugged well that will be re-entered and re-drilled to the prolific Caddo formation. The plan is to continue the development of the prospect by drilling 3 to 5 additional new wells into the various other formations on the property. Activity commenced during September, 2014.

On September 2, 2014 the Company sold its interests in the Bradford “A” and “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”) for $325,000. The Company’s wholly-owned subsidiary CEGX of Texas, LLC provides drilling and production services to Bradford JV. The additional cost for developing the leases is $2,175,000 to include infrastructure development, drilling and completion of 14 new wells, remediation of 6 existing wells, and conversion of 1 existing producing well to an injector well. The Company has no equity interest in Bradford JV.

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

During the first nine months of 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $4,500,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The proceeds from these offerings were used primarily to fund the Company’s ongoing programs to re-work and re-complete existing oil wells, to acquire selected oil and gas leases and related production equipment and facilities, drill additional development wells and to retire short-term debt.

The Company also secured short term financing by issuing two notes payable to unrelated entities for a total of $465,000.

Currently, we do not generate sufficient cash flows from producing properties to fully fund our proposed budget and maintain operations for the current year. Accordingly we will have to raise additional capital through the sale of interests in selected oil and gas properties and/or the sale of debt securities in both public and private transactions.

Results of Operations

The results discussed below are for the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Revenues

For the three months ended September 30, 2014, oil and gas revenues increased to $47,649 compared to $5,396 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, oil and gas revenues increased to $122,363 compared to $12,738 for the nine months ended September 30, 2013. These increases primarily reflect increased oil production and resulting sales from our recently acquired Texas properties. We sold our California natural gas property effective April 1, 2014, hence natural gas sales revenues which accounted for approximately 30% of our first quarter sales revenues are not expected to significantly contribute to our over-all operating revenues on a going forward basis. We expect to increase crude oil sales revenues during the remainder of 2014 as we continue to ramp up production from our recently acquired properties in Texas.

In accordance with the sale, on September 2, 2014 of the Bradford A&B properties, the Company recognized net operating revenues (income from services less associated costs) of $646,811 during the third quarter of 2014 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV.

Operating and Production Costs

For the three months ended September 30, 2014, operating and production costs increased to $69,065 compared to $2,520 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, operating and production costs increased to $363,141 from $5,246 for the nine months ended September 30, 2013. The increases were primarily due to higher lease operating expenses for our recently acquired oil and gas leases in Texas.

General and Administrative Expenses

For the three months ended September 30, 2014, general and administrative expenses increased to $373,604 compared to $294,394 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expenses increased to $1,669,899, compared to $1,013,788 for the nine months ended September 30, 2013. The increases were primarily attributable to higher professional and consulting fees as we have increased our efforts to locate additional sources of financing, retained additional personnel to administer our portfolio of operating assets and augmented our home office staff to manage our investor relations and SEC reporting obligations.

Depreciation, Depletion and Amortization

For the three months ended September 30, 2014, depreciation and amortization expense increased to $9,699 compared to $3,908 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, depreciation and amortization expense increased to $22,296 compared to $8,516 for the nine months ended September 30, 2013. These increases are mainly due to the purchases of new vehicles and other pieces of rolling-stock plus the purchase of well testing and shop equipment and additional information technology assets required to support the Company’s growing operations.

Property and Operating Taxes

Operating taxes were $3,978 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. For the nine months ended September 30, 2014 property and other operating taxes totaled $6,589 versus $0 for the same period of 2013. The current periods reflect $3,978 in production and severance taxes from our Texas properties during the quarter ended September 30, 2014 and $6,048 in production and severance taxes for the nine-month period ended September 30, 2014. The nine month period ended September 30, 2014 also includes a credit of $271 in property taxes on the Company’s Armstrong lease in California and the impact of the pro-ration of property tax expense for the current year resulting from the sale of the Armstrong lease which was sold effective April 1, 2014.

Operating Income (Loss)

For the 3rd quarter, the company had income from operations of $233,819 compared to a loss of $(295,646) for the comparable period in 2013. The income was a result of an agreement with Bradford JV group wherein the Company sold leases and agreed to develop and drill up to 14 wells on the leases transferred to Bradford. As of September 30, 2014, the Company had successfully drilled 4 wells and worked over an additional seven wells, earning $646,811 net of the cost of the services performed.

For the nine months ended September 30, 2014, the Company had a loss of $1,305,638 compared to a loss of $1,015,471 for the nine months ended September 30, 2013.

Accretion on Asset Retirement Obligation

Accretion expense for the three months ended September 30, 2014 increased to $4,296 compared to $220 for the three months ended September 30, 2013. For the nine months ended September 30, 2014 accretion expensed totaled $12,888 versus $659 for the nine months ended September 30, 2013. These increases reflect the addition, in the first quarter of 2014, of 78 wells in Texas to the Company’s inventory of wells subject to future plugging and abandonment liability and the removal of 16 wells from Cardinal’s inventory of oil and gas wells due to the sale of the California and Ohio properties on April 1, 2014.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2014 totaled $349,101 compared to $275,362 for the three months ended September 30, 2013. Interest expense and related charges during the quarter ended September 30, 2014 was $555,617 interest versus $230,881 during the comparable quarter of 2013 and $113,068 from the gain on fair value of derivatives versus loss of $44,481 in the same quarter of 2013. The increase reflected the higher level of long-term and short-term debt outstanding. The current quarter includes a gain of $93,448 related to the sale of the leasehold interests in the Bradford leases to Bradford JV.

Other income/(expenses) for the nine months ended September 30, 2014 was $748,473 compared to $278,406 for the nine months ended September 30, 2013. Interest expense increased to $888,868 versus $243,146 reflecting the higher level of debt outstanding. The current period included $76,581 of “premium” costs due to the early extinguishment of debt in the first quarter. During the nine months ended September 30, 2014 the Company recorded a gain on derivative liability of $123,528 arising from convertible warrants and Class C warrants net of a $10,460 gain on the first quarter repayment of convertible debt while the prior year included a $35,260 loss related to the change in fair value of derivative liabilities. The Company also reported a gain of $93,448 resulting from the aforementioned sale of the leasehold interests in the Bradford properties.

Net Income (Loss)

For the three months ended September 30, 2014 we recorded a net loss of $115,282 compared to a net loss of $571,008 for the three months ended September 30, 2013. The reduction in the amount of the loss was primarily due to drilling, development and production services revenues related to the Bradford JV and higher crude oil sales volumes which offset the higher production and operating costs associated with the company’s increased development and production activities in Texas, higher interest related costs due to increased borrowings required to fund the Company’s growth and development activities and higher general and administrative expenses and translates into a loss of $0.003 per share in 2014 compared to a loss of $0.02 per share in 2013.

For the nine months ended September 30, 2014 our net loss was $2,054,111 compared to a net loss of $1,293,877 for the nine months ended September 30, 2013. The increase was mainly due to higher production and operating costs associated with the Company’s increased development and production activities in Texas and higher interest related costs due to increased borrowings required to fund its growth and development activities partially offset by higher crude oil sales and contract development revenues and translates into a loss of $0.06 per share in 2014 compared to a net loss of $0.04 per share in 2013.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

We used cash in operations of $2,124,520 during the nine months ended September 30, 2014 compared to cash used of $397,885 during the comparable period of 2013. The change was due primarily to the increased losses from operations, a net decrease in operating assets and liabilities, gain on change in fair value of derivative liability, partially offset by stock based compensation paid to employees and consultants and non-cash debt related costs.

We used cash in investing activities of $1,822,990 during the nine months ended September 30, 2014 compared to $155,477 during the nine months ended September 30, 2013. In 2014, we used $1,591,252 to acquire and develop oil and gas properties and $231,738 to purchase other property and equipment. In 2013, we used $45,203 for the purchase of property and equipment and $110,274 to acquire and develop oil and gas properties. (The acquisition of oil and gas properties totaling $400,000 in 2013 was financed through a secured long-term note).

We were provided $4,257,719 of net cash from financing activities during the nine months ended September 30, 2014 compared to $616,018 provided during the same period in 2013. The funds in 2014 came primarily from the sales of the 12% senior secured convertible and other notes for $3,985,000 (net of debt issuance costs), $195,975 from the sale of stock for cash offset by net repayment of convertible notes payable of $469,256 and proceeds from short-term notes of $296,000.

At September 30, 2014, we had cash on hand of $328,903 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital through the sale of interests in selected oil and gas properties and the issuance of additional debt instruments via a combination of public and private offerings. The proceeds from such offerings will be used to re-work and re-complete our existing wells, to drill new wells and to acquire additional oil and gas properties.

At September 30, 2014, our current assets were $1,630,276 and our current liabilities were $1,401,820 resulting in positive working capital of $228,456. We anticipate that increased levels of production from our Texas properties will be adequate to fund our routine lease operating costs by the end of 2014. The capital expenditures required to re-work and re-complete existing wells and to drill additional development wells when coupled with the timing of proceeds from debt offerings and asset sales may result in short-term liquidity imbalances until cash flows from operating activities are consistently positive.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of September 30, 2014 and 2013 no impairment of oil and gas properties was recorded.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. The ARO is $156,191 as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of September 30, 2014 due to a lack of adequate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Controls over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on March 28, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Hudson Petroleum Ltd. v. Cardinal Energy Group, Inc. and CEGX of Texas, LLC (Case No. 2014-038 259th Judicial District, Shackelford County. Texas) and Concho Oilfield Services, LLC v. Cardinal Energy Group, Inc.(Case No. 1:14-cv-00097United States District Court for the Northern District of Texas)

On May 9, 2014, Hudson Petroleum Ltd. Co. filed a complaint in the 259th District Court of Shackelford County, Texas against the Company and its subsidiary CEGX of Texas, LLC, claiming that is it owed $42,874.09 for goods and services provided between December of 2013 and April of 2014. Hudson also seeks recovery of pre- and post-judgment interest, attorney’s fees, and costs. The Company and CEGX of Texas answered Hudson’s complaint and denied all liability. Moreover, the Company and CEGX of Texas filed counterclaims against Hudson asserting that Hudson failed to properly perform the lease administration services it promised to provide and improperly invoiced the Company, causing damages to the Company in an amount not yet determined but in excess of $75,000, plus attorney’s fees and costs. As of November 5, 2014, the case is in the early stages of discovery.

On May 12, 2014, Concho Oilfield Services, LLC filed a complaint in the 259th District Court of Shackelford County, Texas against the Company claiming that it is owed $115,911.86 for goods and services provided. Concho Oilfield Services and Hudson Petroleum Ltd. Co. are related companies. The Company removed the Concho case to the Federal District Court of the Northern District of Texas. The Company answered Concho’s complaint and denied all liability. Moreover, the Company filed a counterclaim against Concho asserting that Concho knowingly performed work that should not have been performed, incorrectly billed and overbilled, and improperly performed its work, thereby causing injury to the Company and its property and engaged in deceptive trade practices, made fraudulent representations, was negligent in providing services to the Company and engaged in a civil conspiracy. Concho has moved to dismiss some of Cardinal’s counterclaims, and that motion is pending before the Court. Cardinal has moved for a default judgment against Concho on some of its counterclaims, and that motion also is pending. Cardinal seeks to recover actual damages in an amount not yet determined but in excess of $75,000, treble damages, exemplary damages, consequential damages, including, but not limited to lost profits, cost of substitute performance, cost of mitigation and loss of goodwill plus attorney’s fees and costs. The Company and Concho agreed to meet with a mediator on November 4, 2014. The results of that meeting were not fruitful in resolving the outstanding issues between the parties. As of November 5, 2014, the case remains in the early stages of discovery.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, the Company issued a total of 225,000 shares of common stock for services valued at fair market value of $117,500.

These shares of our common stock were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D and Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Rule 506 of Regulation D and Sections 4(a)(2) and 3(a)(9) of the Securities Act for the above transactions.

ITEM 5. OTHER INFORMATION.

On September 2, 2014 the Company sold its interests in the Bradford “A” and “B” leases to the Bradford Joint Venture Partnership, an Ohio general partnership and unrelated party (“Bradford JV”) for $325,000. The Company’s wholly-owned subsidiary CEGX of Texas, LLC provides drilling and production services to Bradford JV. The additional cost for developing the leases is $2,175,000 to include infrastructure development, drilling and completion of 14 new wells, remediation of 6 existing wells, and conversion of 1 existing producing well to an injector.

On June 1, 2014, the Company, through its wholly owned subsidiary, CEGX of Texas, LLC entered into a Contract Operating Agreement with Bradford JV. Under the terms of this agreement, the Company agreed to perform routine and major operations, marketing services, accounting services, reporting services and other administrative services on behalf of Bradford JV as necessary to operate Bradford JV’s oil and gas lease operations on the Bradford oil and gas leases located in Shackelford County, Texas. Bradford JV agreed to pay the Company an administrative and pumping fee of $500 per well per month, 93.75% of the actual cost of electricity, taxes and ongoing maintenance and repairs to operate Bradford JV’s assets. The agreement is for a term of three years and automatically renews for one year periods until one of the parties notifies the other party not later than 60 days prior to commencement of a renewal term of its desire to not renew the agreement.

ITEM 6. EXHIBITS.

		Incorporated by reference			Filed
Exhibit No.	Document Description	Form	Date	Number	herewith

4.1	Form of Common Stock Purchase Warrant	8-K	3/7/14	4.1
4.2	Form of Senior Secured Convertible Promissory Note	8-K	3/7/14	4.2
4.3	Form of Subscription Agreement	8-K	3/7/14	4.3
10.1	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	5/1/14	10.1
10.2	Contract Operating Agreement between CEGX of Texas, LLC and Bradford Joint Venture Partnership dated June 1, 2014.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instant Document				X
101.SCH*	XBRL Taxonomy Extension - Schema.				X
101.CAL*	XBRL Taxonomy Extension - Calculations.				X
101.DEF*	XBRL Taxonomy Extension - Definitions.				X
101.LAB*	XBRL Taxonomy Extension - Labels.				X
101.PRE*	XBRL Taxonomy Extension - Presentation				X

*In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2014.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ GARY B. PETERSON
Gary B. Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

