Form 10-K
period 2014-12-31
Cardinal Energy Group, Inc.
filed 2015-04-06
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

The fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014: $ 16,710,522.

As of March 31, 2015 35,265,587 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

PART I

ITEMS 1 & 2. BUSINESS and PROPERTIES.

We were incorporated in the State of Nevada on June 19, 2007. On September 28, 2012, we changed the focus of our business when we acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio Limited Liability Company which was engaged in the business of exploring, purchasing, developing and operating oil and gas leases.

We are engaged in the business of acquiring, developing and operating oil and gas leases. These operations are primarily focused on properties in which we hold a leasehold interest. We may however, from time to time, offer our drilling and field development and production services to third parties.

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

We also intend to acquire additional oil and gas fields that are producing normally in a proven reserve, as well as, non-producing oil and gas fields with proven reserves in known formations for development in the future.

We always attempt to acquire a property at a discount to its PV 10, due to various reasons, like field neglect or an owner’s inability to remedy its liabilities or its inability to raise sufficient capital for repairs or reworking and development. The proposed acquisition must demonstrate that it can be cash flow positive with minimal reworking to its existing wells and also offer scalability with the development of its various pay zones with cost effective shallow drilling.

We are also seeking the acquisition of assets that are being divested from overleveraged companies with weak or weakened balance sheets due to the present downturn in the oil and gas industry.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Acquisition and Drilling of Undeveloped Prospects

We are concentrating on acquiring producing and non-producing properties in the United States. We currently own interests in oil and gas leases located in the north-central section of Texas.

We have developed a two-fold growth plan to develop oil and gas reserves: 1) Acquire producing fields with significant, proven reservoirs that provide growth opportunities through in-field drilling programs; and 2) Re-work marginal, neglected, abandoned, and low producing oil and gas wells located in mature fields with economically efficient secondary recovery methods or recomplete existing wells by perforating new pay zones. New drilling and fracturing methods utilizing today’s technology make it economically possible to re-enter and recover stranded reserves from older wells. In addition to remediating and reworking existing wells, we also continue field development by drilling new producing, injection and disposal wells.

Utilizing the latest drilling methods and equipment, together with new fracturing and recovery technologies such as water, sand, and chemical dilution we have the ability to access previously cost prohibitive oil and natural gas reserve formations.

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

Oil and natural gas production in Texas and other areas in which we may conduct drilling activities, is a mature industry with numerous pipeline companies and potential purchasers of oil and natural gas. Because of competition among these purchasers for output from oil and natural gas producers, we generally will not enter into long term contracts for the purchase of production.

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

The Company differentiates itself in the marketplace by focusing on smaller older oil and gas properties that have been allowed to deplete because of either multiple changes in ownership or due to a lack of capital required to maintain production rates. The Company has focused its operations in Shackelford and Eastland counties in north-central Texas. These properties feature simple well completions which typically produce from relatively shallow (in most cases from 400 ft. to 2,000 ft. below the surface) reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties (absence of potential operating synergies) and/or because the required costs to optimize production levels is not compatible with their internal cost structure.

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

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. A drastic reduction in crude oil prices and related products from $100 per barrel at mid-year 2014 to approximately $45 per barrel on January 15, 2015 has impacted the oil and gas industry. We are unable to predict what effect, if any, such actions in the future will have on both the price and volume of crude oil sales from our wells.

However, since the Company has relatively low lifting costs its vulnerability due to a prolonged period of lower oil prices is less than those competitors of similar size. We expect our lifting costs, on a dollar per barrel of oil equivalent basis, to continue to decline as we continue to bring on new production from our recently acquired and developed leases during 2015.

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

At the present time, we intend to concentrate on oil exploration and production rather than gas production and to focus our efforts on leases located in Texas.

Our Ownership Interests

Currently we own numerous working interests in oil and gas wells located in Texas. All acreage is held pursuant to leases that have been extended as long as the properties produce a minimum quantity of crude oil and natural gas, a term referred to in the industry as “held by production”.

Our oil and gas leases were classified as unproved properties at December 31, 2014 and 2013 due to the limited quantities of oil and gas produced during 2014 and 2013.

The following is a summary of our oil and gas interests:

In July of 2013, we acquired an 85% working interest (75% net revenue interest) in the Dawson-Conway leases located in Shackelford County, Texas. The Company issued a two-year Secured Promissory Note in the amount of $400,000 to finance the purchase. The property is comprised of 41 wells on 618 acres. We began reworking the existing wells in the fourth quarter of 2013. During the first quarter of 2014 we focused our activities on the acidizing of wells and the repair and replacement of down-hole and surface equipment on the Dawson-Conway leases. In March of 2014 we successfully negotiated a $60,000 reduction in the principal amount due to the holder of the note and purchased the remaining 15% working interest in this property for a cash payment of $30,000. During the second quarter of 2014 we suspended our operations at Dawson-Conway due to outstanding issues with the Texas Railroad Commission (“RRC”). These issues ranged from incomplete or missing production and/or injection reports to well integrity tests as well as incomplete or missing reports as to the status of idle wells which were inherited by us from previous operators of the leases. In the third quarter of 2014 we successfully resolved the outstanding issues with the RRC and negotiated new lease terms for all but one of the leases comprising the Dawson-Conway property. Under the new lease terms the Company’s net revenue interest was increased to 77.5% and we secured the right of first refusal on all lands contiguous with our leases.

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

On March 6, 2014, we acquired a 100% working interest in the Stroebel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. We hold a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consists of 235 acres and 32 wells. We plan to recomplete some of the wells by perforating 3 additional zones “behind pipe” overlying the currently producing formation and to then co-mingle the new zones’ production with current output to significantly increase overall production from the wells. We may also drill additional development wells on these leases.

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. serves as the operator for the property. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. At the time of purchase the property had one uncompleted plugged well. Activity commenced during September, 2014 and in October the plugged well was re-drilled and completed in the prolific Caddo limestone formation. During the fourth quarter of 2014 two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease is now in its final stages of initial completion. Initial gross production from the first three wells is approximately 30 barrels of oil equivalent (“BOE”) per day. Our current plan is to have up to 6 additional wells drilled on this acreage.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The new prospect is comprised of 200 acres and is located adjacent and to the west of the existing Bradford “A” and “B” leases. The Company is in the process of securing drilling permits for the 20 new locations that the geologist has identified in the Tannehill formation beneath this property. This new field will also be water flooded to enhance its production considerably. We anticipate the new wells that we started drilling in January 2015 to have as good or better production than the original Bradford “A’ and “B” leases where we have drilled and are winding up completion of 21 wells.

The aforementioned Powers-Sanders, Stroebel-Broyles, Bradford “A” and “B” and Fortune acquisitions and the additional 15% working interest in the Dawson-Conway leases were financed from the proceeds of a $4,500,000 offering of 12% Senior Secured Convertible Notes which mature on December 31, 2015.

The following tables reflect a summary of our wells and leases in Texas:

Operator	Well Name	County	State	Working Interest	Net Revenue Interest
Section 183 Lease
Cardinal Energy	Conway #1G	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #2A	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #2G	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #2	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #3	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #9	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #10	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #11	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #13	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #14	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #16	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #17	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #18	Shackelford	Texas	100%	77.5%
Section 195 “B” Lease
Cardinal Energy	Dawson-Conway #1	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1A	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #6	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #7	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #8	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #3B	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1B	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2C	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1C	Shackelford	Texas	100%	75.00%
Section 195 Lease		Shackelford
Cardinal Energy	Dawson-Conway #9A	Shackelford	Texas	100%	77.5%

Cardinal Energy	Dawson-Conway #12	Shackelford	Texas	100%	77.5%
Section 196 “M” Lease		Shackelford
Cardinal Energy	Dawson-Conway #1	Shackelford	Texas	100%	77.5%

Cardinal Energy	Dawson-Conway #3	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #4		Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #5	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #10	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #11	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #12	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #13	Shackelford	Texas	100%	77.5%
Section 195 “S” Lease		Shackelford
Cardinal Energy	Dawson-Conway #1J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #2J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #3J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #4J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #5J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #6J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #7	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #8	Shackelford	Texas	100%	77.5%
Cardinal Energy	Powers-Sanders	Shackelford	Texas	100%	80.00%
Cardinal Energy	Broyles	Eastland	Texas	100%	76.00%
Cardinal Energy	Stroebel	Eastland	Texas	100%	78.00%
Cardinal Energy	West Bradford	Shackelford	Texas	100%	77.00%
P.I.D. Drilling, Inc.	Fortune Prospect	Shackelford	Texas	43.75%	32.375%

In addition to the properties listed in the above table the Company, by virtue of its equity investment in the Bradford JV at December 31, 2014, holds an effective 18.75% working interest and an effective 15.0% net revenue interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas.

Other Properties

In June of 2014 we acquired a half-acre site in Albany, Texas. The complex contains offices, a shop area for repairing and reconditioning oilfield equipment and a secure yard for the storage of rolling stock and oilfield equipment and materials. The Company has spent approximately $127,000 to acquire and update the facilities which serve as the Company’s regional operations office in north-central Texas.

Dispositions

On April 1, 2014, we sold all of our interests in the Armstrong gas lease covering 651.84 lease acres in Colusa County, California including one producing and one non-producing gas well related to the lease that we acquired in October 2011 plus working interests in oil and gas leases in Licking and Knox counties in Ohio in exchange for the return of 3,000,000 shares of our common stock valued at $2,010,000 that we issued as partial consideration for the acquisition of these properties.

On November 24, 2014 we released our shallow drilling rights on the 2,200 acre lease in Wayne County, Ohio in exchange for the return and cancellation of the 15,000 shares of our common stock we issued to Chase Energy Group, LLC when we acquired these rights in February 2013.

Oil and Gas Production

The production amounts shown in the following tables reflect our production for the periods ended December 31, 2014 and 2013, respectively:

	For the Period Ended
	December 31, 2014	December 31, 2013
Oil and Gas Production Data:
Gas (Mcf)
Ohio	15	117
California	1,500	6,587
Texas	0	0
Subtotal	1,515	6,704

Oil (Bbls)
Ohio	1	3
California	0	0
Texas	1,722	0
Subtotal	1,723	3

Total (BOE*)
Ohio	4	22
California	250	1,098
Texas	1,722	0
Total	1,976	1,120

* Barrels of oil equivalent in which six Mcf of natural gas equals one Bbl of oil.

Oil and gas sales revenue summary

The oil and gas sales revenue shown in the table below is our net share of annual revenue in each project for the periods ended December 31, 2014 and 2013, respectively.

	For the Periods Ended
	December 31, 2014	December 31, 2013
Oil and Gas Revenue:
Ohio	$111	$384
California	5,678	16,273
Texas	143,066	0
Total	$148,855	$16,657

The Company realized an average price of $3.79 per MCF and $2.82 per MCF from actual gas sales in 2014 and 2013, respectively from its California properties; crude oil and natural gas sales revenues from the Company’s Ohio properties are immaterial in 2014 and 2013. The Company realized an average price of $82.00 per barrel for crude oil sales from its Texas properties during 2014.

The table below shows the developed and undeveloped oil and gas acreage held by the Company as of December 31, 2014. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas. Gross acres are the number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres. The reported amounts include the Company’s proportional share of acreage held by an investee accounted for by the equity method.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres

Texas	-	-	2,068	1,279	2,068	1,279
Total	-	-	2,068	1,279	2,068	1,279

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

Company’s Office

Our corporate offices are located at 6037 Frantz Rd., Dublin, OH 43017. Our telephone number is 614-459-4959.

Employees

We currently have 6 full-time employees and 6 part-time employees.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are currently a party to law suits arising out of the normal course of business. The current status of the proceedings is summarized below.

Hudson Petroleum Ltd. v. Cardinal Energy Group, Inc. and CEGX of Texas, LLC (Case No. 2014-038 259th Judicial District, Shackelford County. Texas) and Concho Oilfield Services, LLC v. Cardinal Energy Group, Inc.(Case No. 1:14-cv-00097United States District Court for the Northern District of Texas)

On May 9, 2014, Hudson Petroleum Ltd. Co. filed a complaint in the 259th District Court of Shackelford County, Texas against the Company and its subsidiary CEGX of Texas, LLC, claiming that is it owed $42,874.09 for goods and services provided between December of 2013 and April of 2014. Hudson also seeks recovery of pre- and post-judgment interest, attorney’s fees, and costs. The Company and CEGX of Texas answered Hudson’s complaint and denied all liability. Moreover, the Company and CEGX of Texas filed counterclaims against Hudson asserting that Hudson failed to properly perform the lease administration services it promised to provide and improperly invoiced the Company, causing damages to the Company in an amount not yet determined but in excess of $75,000, plus attorney’s fees and costs. The results of that meeting were not fruitful in resolving the outstanding issues between the parties. Subsequent to year end, the parties negotiated settlement as more fully described in subsequent events note.

On May 12, 2014, Concho Oilfield Services, LLC filed a complaint in the 259th District Court of Shackelford County, Texas against the Company claiming that it is owed $115,911.86 for goods and services provided. Concho Oilfield Services and Hudson Petroleum Ltd. Co. are related companies. The Company removed the Concho case to the Federal District Court of the Northern District of Texas. The Company answered Concho’s complaint and denied all liability. Moreover, the Company filed a counterclaim against Concho asserting that Concho knowingly performed work that should not have been performed, incorrectly billed and overbilled, and improperly performed its work, thereby causing injury to the Company and its property and engaged in deceptive trade practices, made fraudulent representations, was negligent in providing services to the Company and engaged in a civil conspiracy. Concho has moved to dismiss some of Cardinal’s counterclaims, and that motion is pending before the Court. Cardinal has moved for a default judgment against Concho on some of its counterclaims, and that motion also is pending. Cardinal seeks to recover actual damages in an amount not yet determined but in excess of $75,000, treble damages, exemplary damages, consequential damages, including, but not limited to lost profits, cost of substitute performance, cost of mitigation and loss of goodwill plus attorney’s fees and costs. The Company and Concho agreed to meet with a mediator on November 4, 2014. The results of that meeting were not fruitful in resolving the outstanding issues between the parties. The results of that meeting were not fruitful in resolving the outstanding issues between the parties. Subsequent to year end, the parties negotiated settlement as more fully described in subsequent events note.

The company has potential contingent liabilities, arising from claims being made at year end, including one for employee compensation, one for services rendered and compensated via common stock, and one related to a disagreement over title to one of the Company’s properties. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material.

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

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter: 10/1/14 to 12/31/14	$0.85	$0.38
Third Quarter: 7/1/14 to 9/30/14	$0.90	$0.32
Second Quarter: 4/1/14 to 6/30/14	$0.76	$0.34
First Quarter: 1/1/14 to 3/31/14	$1.03	$0.37

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter: 10/1/13 to 12/31/13	$1.37	$0.65
Third Quarter: 7/1/13 to 9/30/13	$1.34	$0.50
Second Quarter: 4/1/13 to 6/30/13	$1.44	$1.01
First Quarter: 1/1/13 to 3/31/13	$1.25	$1.01

Holders

On March 31, 2015 we had approximately 129 non-objecting beneficial shareholders of common stock plus an unknown number of additional holders whose stock is held in “street name”. As of March 31, 2015 there was a total of 35,265,587 shares of common stock outstanding.

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

We are engaged in the business of acquiring, developing and operating oil and gas leases. These operations are primarily focused on properties in which we hold a leasehold interest. We may however, from time to time, offer our drilling and field development and production services to third parties. We are focused on growth via the reworking of marginal oil and gas wells, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by selected development drilling in mature but marginally producing fields throughout Texas. We may enter into agreements with major and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

Recent Developments

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

On March 6, 2014, we acquired a 100% working interest in the Stroebel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. We hold a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consists of 235 acres and 32 wells. We plan to recomplete these wells by perforating 3 additional zones “behind pipe” overlying the currently producing formation and to then co-mingle the new zones’ production with current output to significantly increase overall production from each well. We may also drill additional development wells on these leases.

The Company sold all of its interests in oil and gas properties located in California and Ohio, other than the its shallow drilling rights on the aforementioned 2,200 acre lease in Wayne County, Ohio, to California Hydrocarbons Corporation in exchange for the return of 3,000,000 shares of the Company’s common stock valued at $2,010,000. The effective date of the sale was April 1, 2014 and the Company has recorded the return of the shares as the acquisition of Treasury Stock at cost and relieved the balance sheet of the affected assets and liabilities.

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. The property consists of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement our wholly-owned subsidiary, CEGX of Texas, LLC, was obligated to spud the initial “Earning Well” by September 15, 2014. The initial well is part of a “continuous drilling program” which will afford Cardinal the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore has never been water flooded has a single tank battery. Other Tannehill plays have shown significant increases in production when a water flood program is employed. In addition to the Tannehill sands, these leases offer additional multiple pay zones behind pipe.

In June of 2014 we acquired a half-acre site in Albany, Texas. The complex contains offices, a shop area for repairing and reconditioning oilfield equipment and a secure yard for the storage of rolling stock and oilfield equipment and materials. The Company has spent approximately $127,000 to acquire and update the facilities which serve as the Company’s regional operations office in north-central Texas.

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

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. serves as the operator for the property. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. At the time of purchase the property had one uncompleted plugged well. Activity commenced during September, 2014 and in October the plugged well was re-drilled and completed in the prolific Caddo limestone formation. During the fourth quarter of 2014 two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease is now in its final stages of initial completion. Initial gross production from the first three wells is approximately 30 barrels of oil equivalent (“BOE”) per day. Our current plan is to have up to 6 additional wells drilled on this acreage.

On November 24, 2014 the Company released its shallow drilling rights on the 2,200 acre lease in Wayne County, Ohio in exchange for the return and cancellation of the 15,000 shares of Cardinal common stock originally issued to Chase Energy Group, LLC.

In December 2014, following the successful completion of the initial phase of the development drilling program, the Company purchased a 20% interest in the Bradford JV for a cost of $500,000. The Bradford “A” and “B” leases are currently producing approximately 30 barrels of oil per day (“30 B/d”). The Company expects primary production to increase to approximately 60-75 B/d once all the new development wells are completed and hooked up. We expect production to further increase once the injection wells are completed and the water flood is in full operation later in 2015. If we achieve the expected results with the water flood operation at Bradford we will be in an excellent position to apply this operating strategy to our operations on the neighboring Powers-Sanders leases.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The new prospect is comprised of 200 acres and is located adjacent and to the west of the existing Bradford “A” and “B” leases. The Company is in the process of securing drilling permits for the 20 new locations that the geologist has identified in the Tannehill formation beneath this property. This new field will also be water flooded to enhance its production considerably. We anticipate the new wells that we started drilling in January 2015 to have as good or better production rates than the original Bradford “A’ and “B” leases where we have drilled and are winding up completion of 21 wells.

We have nominal revenues, have recorded losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of our debt and equity securities to fund operations. We are concentrating on acquiring producing and non-producing properties in the United States. We currently own interests in oil and gas leases located in the north-central area of Texas. We may enter into agreements with major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$1,500,000
Drilling and Well Workovers	$5,775,000
Lease Operating Costs	$400,000

The above referenced costs do not include approximately $2,200,000 of general and administrative expenses we expect to incur over the next twelve months.

During 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $4,500,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The proceeds from these offerings were used primarily to fund the Company’s ongoing programs to re-work and re-complete existing oil wells, to acquire selected oil and gas leases and related production equipment and facilities, drill additional development wells and to retire selected high cost short-term debt. The Company also secured short term financing by issuing three notes payable to unrelated entities for a total of $575,000.

Currently, we do not have sufficient capital on hand or expected cash flows from currently producing properties to fully fund our proposed budget and maintain operations for the upcoming year. Accordingly, we will have to raise additional capital through either the sale of interests in selected oil and gas properties, accessing bank financing facilities, the sale of debt and/or equity securities in both public and private transactions or via a combination of these and other sources.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2014 and 2013

Oil and Gas and Other Operating Revenues

For the year ending December 31, 2014 oil and gas revenues increased to $148,855 compared to $16,657 for the year ending December 31, 2013 primarily as a result of production coming online from our various properties in Texas. We sold our California natural gas property effective April 1, 2014, hence natural gas sales revenues which accounted for approximately 30% of our first quarter 2014 sales revenues are not expected to significantly contribute to our over-all operating revenues on a going forward basis. We are continuing our development drilling program and reworking selected existing wells and expect to increase production levels from our properties in 2015.

In accordance with the sale, on September 2, 2014 of the Bradford A&B properties, the Company recognized net operating revenues (income from services less associated costs) of $1,023,876 during the third and fourth quarters of 2014 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV.

Operating and Production Expenses

For the year ending December 31, 2014 operating and production expenses increased to $402,863 compared to $11,990 for the year ending December 31, 2013. The increase primarily reflects higher lease operating expenses as a result of the ramping up of production from our Texas properties. As additional working capital becomes available, we will be bringing additional wells on production and expect a corresponding increase in our operating and production expenses in 2015.

Property and Operating Taxes

For the year ended December 31, 2014 property and other operating taxes totaled $7,106 versus $1,530 for the year ended December 31, 2013. The current year includes $6,836 in production and severance taxes from our Texas properties and also includes a credit of $271 in property taxes on the Company’s Armstrong lease in California for prior periods plus the impact of the pro-ration of property tax expense for the current year resulting from the sale of the Armstrong lease effective April 1, 2014.

General and Administrative Expenses

For the year ending December 31, 2014 general and administrative expenses increased to $2,086,892 compared to $1,546,956 for the year ending December 31, 2013. The increase was primarily due to consulting and professional fees incurred in connection with our efforts to locate additional sources of financing and oil and gas investment opportunities, the retention of additional personnel to administer our portfolio of operating assets and additions to our home office staff to manage our investor relations and SEC reporting obligations. The amounts referenced above include stock based compensation expense for employees and third party consultants of $907,867 in 2014 whereas we recorded $578,375 of such costs in 2013.

Depreciation and Amortization

For the year ending December 31, 2014 depreciation and amortization expense increased to $40,092 compared to $12,955 for the year ending December 31, 2013. The increase was due mainly to the purchases of new vehicles and other pieces of rolling-stock plus the purchase of well testing, shop equipment and additional information technology assets required to support the Company’s growing operations.

Accretion on Asset Retirement Obligation

For the twelve months ended December 31, 2014 accretion expensed totaled $19,985 versus $879 in 2013. The increase reflects the addition of 102 wells in Texas to the Company’s inventory of wells subject to future plugging and abandonment liability and the removal of 16 wells from Cardinal’s inventory of oil and gas wells due to the sale of the California and Ohio properties on April 1, 2014.

Other Income (Expenses)

Interest expense increased to $1,446,538 in 2014 from $532,111 recorded in 2013. The increase primarily reflects the higher level of debt outstanding during the current year. The current year also includes $76,581 of “premium” costs associated with the early extinguishment of debt in the first quarter. During the twelve months ended December 31, 2014 the Company recorded a gain on derivative liability of $321,254 arising from convertible warrants and Class C warrants net of a $10,460 gain on the first quarter repayment of convertible debt while the prior year included a $99,552 gain related to the change in fair value of derivative liabilities. The Company also reported a gain of $93,414 resulting from the aforementioned sale of the leasehold interests in the Bradford properties.

Net Loss

For the year ending December 31, 2014 our net loss was $2,491,393 compared to a net loss of $1,990,212 for the year ending December 31, 2013. The increase was mainly due to higher production and operating costs associated with the Company’s increased development and production activities in Texas and higher interest related costs due to increased borrowings required to fund its growth and development activities partially offset by higher crude oil sales and contract development revenues.

Comprehensive Loss

For the year ending December 31, 2014 our comprehensive loss was $2,445,928 compared to a comprehensive loss of $2,091,117 for the year ending December 31, 2013. During the years ended December 31, 2014 and 2013, the Company recorded an unrealized (gain) loss on available for sale securities of $(45,465) and $100,905, respectively.

Well Workovers

During the latter part of 2013 we commenced significant workovers on our newly acquired wells on the Dawson-Conway leases in Texas. Through December 31, 2013 we had incurred $115,310 in such well workover costs. Well workover costs increased to $448,199 in 2014 as we expanded our well workover activity at our leases in north-central Texas.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating costs in excess of net revenue and will require capital infusions to sustain our operations until operating results and cash flows turn positive on a consistent basis.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014 our current assets were $751,815 and our current liabilities were $5,822,758 resulting in negative working capital of $5,070,943 compared to a working capital deficit of $603,560 at December 31, 2013. At December 31, 2014, we had cash on hand of $115,398 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital through the sale of interests in selected oil and gas properties and/or the issuance of additional debt instruments via a combination of public and private offerings. The proceeds from such offerings will be used to drill new wells, to acquire and develop additional oil and gas properties and to re-complete and re-work our existing wells. Our current level of negative working capital when coupled with the timing of proceeds from asset sales and debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

We used cash in operations of $1,875,297 during the year ended December 31, 2014 compared to $428,733 during the year ended December 31, 2013. The increase was due primarily to the increased losses from operations, a net decrease in operating assets and liabilities, and the gain on change in fair value of derivative liabilities, partially offset by stock based compensation paid to employees and consultants.

We anticipate that increased levels of production from our Texas properties will be adequate to fund our routine lease operating costs in 2015.

We used net cash from investing activates of $2,243,419 during the year ended December 31, 2014 compared to net cash used in investing activities of $332,619 during the year ended December 31, 2013. In 2014, we used $2,047,603 to acquire and develop oil and gas properties, $217,816 to purchase other property and equipment and $22,000 from the sale of property and equipment. During 2013 we spent $283,659 on oil and gas properties and $48,960 on other property and equipment.

We were provided $4,512,420 of net cash from financing activities during the year ended December 31, 2014 compared to $776,586 during 2013. The funds in 2014 came primarily from the sales of the 12% senior secured convertible notes for $4,345,000 (net of debt issuance costs), proceeds from the sale of short-term notes of $296,000, $195,975 from the sale of stock for cash offset by net repayment of convertible notes payable of $621,555. In 2013 we received net cash of $327,800 from the sale of stock, $743,307 from convertible debentures and convertible notes and $327,800 from other loans partially offset by repayment of debt of $355,121. Also, in 2013, we received $60,600 from a related party and re-paid $257,913 of related party borrowings.

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes could have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

As of December 31, 2014, we have incurred a cumulative deficit of $5,341,712, incurred a net loss of $2,491,393 for the year ended December 31, 2014, while using $1,875,297 in cash in operating activities, $2,243,419 in investing activities while $4,512,420 was provided by financing activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2014, our auditor included a statement that as a result of our negative cash flows from operations, working capital deficit, and our projected cost of capital improvements of the oil and gas wells there is a substantial doubt as our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 create a related party relationship and as such has reported the billed revenue of $1,716,771 and the unpaid accounts receivable of $225,000 as related party transactions in the financial statements.

During the year ended December 31, 2014, the Company obtained 20 units (out of 100 total units) in the Bradford Joint Venture exploration and drilling program located in Shackelford County, Texas. The operation is accounted for as an investment, included in Oil and Gas Properties as of December 31, 2014. The Company purchased their interest for $25,000 per unit on December 31, 2014.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a third party in exchange for 3,100,000 shares of common stock which have been designated “Treasury Stock”. Also, as part of the transaction, the Company returned the $20,000 bond they had received earlier.

Various general and administrative expenses of the Company as well as loans for operating purposes have been historically paid for or made by related parties of the Company. During the twelve month period ended December 31, 2014 the Company transferred the $20,000 surety bond back to a related party pursuant to the terms of the asset sale and purchase agreement covering the sale of the Company’s California and Ohio oil and gas properties. Related party receivables and payables are $225,000 and nil, respectively at December 31, 2014.

During the year ended December 31, 2013, the Company received cash of $60,600 and repaid $257,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $4,599 at December 31, 2013. These amounts payable bear no interest, are uncollateralized and due on demand. On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014 we have no off-balance sheet arrangements.

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

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cardinal Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Cardinal Energy Group, Inc. (the “Company”), as of December 31, 2014 and 2013 and the related statement of operations, comprehensive income, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Energy Group, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
April 3, 2015

Cardinal Energy Group, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$115,398	$18,694
Accounts receivable	10,453	-
Accounts receivable-related party	225,000	4,633
Marketable securities	69,300	23,835
Prepaid expenses - debt issuance costs, net	331,664	-
Other current assets	-	38,722
Total Current Assets	751,815	85,884

PROPERTY AND EQUIPMENT, net	339,753	56,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties, net of accumulated depletion, depreciation, amortization and impairment of $-0- and $579,963, respectively	3,449,487	1,355,631

OTHER ASSETS
Deposits and deferred charges	73,755	49,202

TOTAL ASSETS	$4,614,810	$1,546,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$448,133	$234,011
Related party payables	-	4,599
Accrued legal settlement	100,000	-

Convertible notes, net of debt discount of $303,106 and $-0-, respectively	329,894	418,306
Note payable	340,000
Derivative liability	382,836	32,528
Equipment purchase contracts payable	17,023	-
Current portion of long term convertible promissory note, net of debt discount of $295,128	4,204,872	-

Total Current Liabilities	5,822,758	689,444

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $0 and $30,836, respectively	-	202,164
Equipment purchase contracts payable	77,608	-
Asset retirement obligations	162,321	8,639

Total Long-Term Liabilities	239,929	610,803

TOTAL LIABILITIES	6,062,687	1,300,247

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, 100,000,000 shares authorized at par value of $0.00001; 38,040,046 and 35,944,750 shares issued; and 34,940,046 and 35,944,750 shares outstanding, respectively	350	359
Additional paid-in capital	8,058,665	5,293,772
Stock subscription receivable	(3,500)	(3,500)
Treasury stock	(2,013,380)	-
Accumulated other comprehensive loss	(2,148,300)	(2,193,765)
Accumulated deficit	(5,341,712)	(2,850,318)

Total Stockholders’ (Deficit) Equity	(1,447,877)	246,548

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,614,810	$1,546,795

The accompanying notes are an integral part of these consolidated financial statements

Cardinal Energy Group, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Twelve Months Ended
	December 31,
	2014	2013

REVENUES
Oil and gas revenues	$148,855	$16,657
Related party income from contract development operations	1,716,771	-

Total Revenues from Operations	1,865,626	16,657

COSTS & OPERATING EXPENSES
Operating and production costs	402,863	11,990
Costs of contract development operations	692,895	-
Depreciation	40,092	12,955
Property and other operating taxes	7,106	1,530
Accretion on asset retirement obligation	19,985	879
General and administrative	2,086,892	1,546,956

Total Operating Expenses	3,249,833	1,574,310

OPERATING LOSS	(1,384,207)	(1,557,653)

OTHER INCOME (EXPENSES)
Loss on extinguishment of debt	(76,581)	-
Gain on sale of lease	93,414	-
Gain on sale of property and equipment	1,265	-
Interest expense, net	(1,446,538)	(532,111)
Gain on change in the fair value of derivative liability	321,254	99,552

Total Other Income (Expenses)	(1,107,186)	(432,559)

NET LOSS	$(2,491,393)	$(1,990,212)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	45,465	(100,905)

NET COMPREHENSIVE LOSS	$(2,445,928)	$(2,091,117)

Loss per share of common stock (basic and diluted)	$(0.07)	$(0.06)

Weighted average shares outstanding	35,825,479	35,051,012

The accompanying notes are an integral part of these consolidated financial statements

Cardinal Energy Group, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total

Balance at December 31, 2012	34,545,000	$346	$3,518,752	$-	$-	$(860,106)	$(2,092,860)	$566,132

Common stock issued for services	568,147	6	578,369	-	-	-	-	578,375

Common stock issued for cash	457,407	4	327,796	(3,500)	-	-	-	324,300

Common stock issued for deferred costs	25,862	-	34,655	-	-	-	-	34,655

Common stock issued for interest on convertible notes	333,334	3	302,150	-	-	-	-	302,153

Common stock issued for property	15,000	-	18,750	-	-	-	-	18,750

Beneficial conversion feature	-	-	48,300	-	-	-	-	48,300

Write off of derivative liability	-	-	63,000	-	-	-	-	63,000

Accrued compensation forgiven by officers - contributed capital	-	-	402,000	-	-	-	-	402,000

Unrealized holding loss for available-for-sale-securities	-	-	-	-	-	-	(100,905)	(100,905)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,990,212)	-	(1,990,212)

Balance at December 31, 2013	35,944,750	359	5,293,772	(3,500)	-	(2,850,318)	(2,193,765)	246,548

Common stock issued for cash	699,929	7	195,968	-	-	-	-	195,975

Common stock issued for services	922,867	9	415,211	-	-	-	-	415,220

Common stock issued for settlement of accounts payable	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for purchase of oil and gas properties	50,000	1	34,999	-	-	-	-	35,000

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible notes	-	-	519,286	-	-	-	-	519,286

Treasury stock received for assets transferred to related party	(3,100,000)	(31)	1,356,308	-	(2,013,380)	-	-	(657,103)

Common stock issued to pay interest on debt	50,000	1	34,999	-	-	-	-	35,000

Common stock cancelled upon lease expiration	(15,000)	-	(18,750)	-	-	-	-	(18,750)

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	45,465	45,465

Net loss for the year ended December 31, 2014	-	-	-	-	-	(2,491,393)	-	(2,491,393)

Balance at December 31, 2014	34,940,046	$350	$8,058,665	$(3,500)	$(2,013,380)	$(5,341,712)	$(2,148,300)	$(1,447,877)

The accompanying notes are an integral part of this consolidated financial statement.

Cardinal Energy Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,491,393)	$(1,990,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,093	12,955
Accretion	19,985	879
Amortization of debt discount	401,892	143,511
Stock based compensation	453,945	597,071
Expenses paid by related party	-	50,289
Common stock issued for interest	-	302,153
Amortization of prepaid debt issuance cost	280,726	-
Gain on change in fair value of derivative liability	(321,254)	(99,552)
Non-cash interest expense	243,630	-
Gain on sale of lease	(93,414)	-
Loss on settlement of debt	76,581	-
Gain on sale of property and equipment	(1,265)	-
Changes in operating assets and liabilities:
Accounts receivable - related party	(720,367)	12,345
Accounts receivable	(10,453)	-
Subscription receivable	-	(3,500)
Prepaid expenses	27,611	(22,763)
Other assets	(44,553)	(25,750)
Accounts payable and accrued expenses	262,940	585,063
Accounts payable - related party	-	8,778

Net Cash Used in Operating Activities	(1,875,297)	(428,733)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	22,000	-
Purchase of property and equipment	(217,816)	(48,960)
Purchase of oil and gas properties	(2,047,603)	(283,659)

Net Cash Used in Investing Activities	(2,243,419)	(332,619)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	60,600
Stock issued for cash	195,975	327,800
Net proceeds from issuance of convertible notes payable	4,860,000	743,307
Repayment of convertible notes payable	(621,555)	(97,208)
Proceeds from issuance of notes payable	296,000	-
Payment of deferred financing costs	(515,000)	-
Repayment of notes payable-related party	-	(257,913)

Net Cash Provided by Financing Activities	4,215,420	776,586

NET INCREASE IN CASH	96,704	15,234
CASH AT BEGINNING OF PERIOD	18,694	3,460

CASH AT END OF PERIOD	$115,398	$18,694

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$289,708	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$45,465	$100,905
Reduction in note payable for reduction in purchase price of oil properties	$60,000	$-
Derivative liability on convertible notes payable and warrants at inception	$693,630	$120,840
ARO estimate on assets purchased	$142,336	$-
Related party debt issued for cash bond	$-	$20,000
Common stock issued for prepaid services	$438,600	$15,959
Beneficial conversion feature on warrants issued concurrent with convertible note	$519,286	$48,300
Common stock issued in settlement of accounts payable	$30,000	$-
Common stock issued for oil and gas properties	$35,000	$18,750
Common stock issued for deferred costs	$-	$34,655
Note payable issued for purchase of oil and gas properties	$-	$400,000
Extinguishment of derivative liability	$22,068	63,000
Common stock cancelled for assets transferred to related party	$657,103	$-
Purchase of fixed assets through financing	$126,686	$-
Accrued compensation forgiven by officers, contributed capital	$-	$402,000
Common stock issued for conversion of debt	$174,807	$-
Common stock returned reflecting employment agreement changes	$207,302	$-
Cancellation of shares upon lease expiration	$18,750	$-
Purchase of investment in Bradford joint venture against accounts receivable, included in Oil and Gas Properties	$500,000	$-
Common stock issued for prepaid interest	$35,000	$-
Original issue discount on convertible note payable	$90,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas in the states of Ohio, California and Texas. During 2014 management decided to focus its oil and gas operations entirely within the state of Texas. The Company established a regional operations office in Albany, Texas and retained the services of operating personnel with ties to the exploration and development of oil and gas fields in Texas. The Company sells its oil and gas products to domestic purchasers of oil and gas production. The recoverability of the capitalized acquisition and development costs for these properties is dependent upon the existence of economically recoverable reserves, the Company’s ability to obtain the necessary financing to complete required development activities, future positive cash flows from operations and/or sufficient proceeds from the disposition of one or more of such properties.

Basis of Presentation and Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported year. Actual results may differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, impairment of oil and gas properties, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Allowance for Doubtful Accounts

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At December 31, 2014 and 2013, no reserve for allowance for doubtful accounts was needed.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. All California and Ohio properties, together with their associated impairment, were disposed of in transactions during 2014 that were part of the Company’s decision to focus its energies and future operations in Texas.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

During year ended December 31, 2014, the Company completed the acquisition of 100% working interests in the Powers-Sanders and Stroebel-Broyles leases, a 93.75% working interest in the Bradford “A” and “B” leases, a 43.75% working interest in the Fortune lease and the remaining 15% working interest in the Dawson-Conway leases for a combined cash consideration of $1,010,000. These properties are located in Shackelford and Eastland counties in north-central Texas. The cash for these acquisitions was sourced from a portion of the proceeds of a private offering of Senior Secured Convertible Promissory Notes. The acquisition cost for these properties was capitalized. Also, during the same period, the Company sold its interests in oil and gas properties located in California and Ohio to California Hydrocarbons, Inc. in exchange for the return of 3,100,000 shares of the Company’s common stock valued at $2,010,000. The Company has recorded the return of the shares as the acquisition of Treasury Stock at cost and relieved the balance sheet of the affected assets and liabilities.

On September 2, 2014 the Company sold its interests in the Bradford “A” and “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”) for $325,000. The Company’s wholly-owned subsidiary CEGX of Texas, LLC provides drilling and production services to Bradford JV. The additional cost for developing the leases is $2,175,000 to include infrastructure development, drilling and completion of 14 new wells, remediation of 6 existing wells, and conversion of 1 existing producing well to an injector. The Company acquired a 20% equity interest in participating units of the Bradford JV during December, 2014 on the same terms as the original investors, being valued at $25,000 per 1% unit of the JV. In connection with the acquisition, the Company received $16,608 cash representing cash distributions which had been reserved by the Joint Venture in connection with the units the Company acquired. The Company has recorded this investment in the Bradford JV under the equity method of accounting.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is calculated by dividing the Company’s net earnings (loss) applicable to common stockholders by the weighted average number of common shares during the period. Diluted EPS assumes the exercise of stock option and warrants and the conversion of convertible debt, provided the effect is not antidilutive. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2014 and 2013.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit-adjusted risk-free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO liability is $162,321 and $8,639 as of December 31, 2014 and 2013, respectively. The Company accreted $19,985 and $879 to ARO during the years ended December 31, 2014 and 2013, respectively.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of investments in marketable securities. The Company carries its investment at fair value based upon quoted market prices. Unrealized holding gains (losses) on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ equity (deficit), until realized. The Company recorded unrealized gains (losses) of $45,465 and ($100,905) during the years ended December 31, 2014 and 2013, respectively. Accumulated Other Comprehensive Losses were $2,148,300 and $2,193,765 as of December 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.

A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2014 and 2013, nor were any interest or penalties accrued as of December 31, 2014.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Concentration

The Company sold all of its oil production from its Texas oil leases to one customer for most of 2014 and all of 2013. Late in 2014, in connection with the Company’s development of the Fortune prospect in Shackelford County, Texas, a new customer for the sale of Company’s portion of crude oil was added. This new customer accounts for less than 5% of current production. Over 95% of the Company’s natural gas production was sold to a single customer in 2014 and 2013.

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ended December 31, 2014 and 2014 there were no such differences.

Costs associated with production are expensed in the period incurred.

The Company has agreed with the Bradford JV to provide drilling, infrastructure and work-over services to support the development of oil leases in Texas. The revenue and costs arising from the drilling and other services are matched and recorded as income and expense as each project is completed in accordance with their agreement, effectively recognizing income on the percentage of completion.

Costs associated with the production of oil and gas (sometimes referred to as “lifting costs”) are expensed in the period incurred.

During the last week of December, the Company obtained 20 units (out of 100 total units) in the Bradford Joint Venture exploration and drilling program located in Shackelford County, Texas. The operation is accounted for as an investment as of December 31, 2014. The Company purchased their interest for $25,000 per unit on December 31, 2014.

The Company anticipates transferring the Company’s interest in the operating activities of Bradford to its oil and gas properties. In connection with the anticipated transfer, the Company will report a prorate share (20%) representing its equity ownership in the operations.

During 2014 the Company received a cash distribution from Bradford of $16,609, which has been included in oil and gas revenue for 2014.

During the years ended December 31, 2014 and 2013, the Company recorded revenues of $148,855 and $16,657, respectively. For the year ended December 31, 2014, $16,273 of the revenues reflect the sale of natural gas from the Company’s Armstrong lease in California and the remainder came from the sale of crude oil and natural gas from the Company’s 1% working interest in non-operated leases in Ohio. These revenues were generated on relatively insignificant volumes produced during these years. The volumes were not at a sustainable level to support proved reserves. As a result these properties were sold to a third party for the return and cancellation of 3,100,000 shares of the Company’s common stock valued at $2,010,000 on April 1, 2014.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or its consolidated financial statements.

Reclassifications

Certain items in prior year financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on the reported results.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended December 31, 2014 and 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014 and 2013, on a recurring basis:

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Assets and liabilities measured at fair
value on a recurring				Total
basis at December 31, 2014:				Carrying
Recurring:	Level 1	Level 2	Level 3	Value

Assets
Marketable securities	$69,300	$-	$-	$69,300
Total	$69,300	$-	$-	$69,300

Liabilities
Derivative liability	$-	$-	$382,836	$382,836
Total	$-	$-	$382,836	$382,836

Assets and liabilities measured at fair
value on a recurring				Total
basis at December 31, 2013:				Carrying
Recurring:	Level 1	Level 2	Level 3	Value

Assets
Marketable securities	$23,835	$-	$-	$23,835
Total	$23,835	$-	$-	$23,835

Liabilities
Derivative liability	$-	$-	$32,528	$32,528
Total	$-	$-	$32,528	$32,528

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:

	2014	2013
Balance, December 31, 2013	$32,528	$74,240
Initial fair value of debt derivatives at note issuances	693,630	120,840
Extinguished derivative liability	(22,068)	(63,000)
Mark-to-market at December 31, 2014 -Embedded debt derivatives	(321,254)	(99,552)
Balance, December 31, 2014	$382,836	$32,528

Net gain for the period included in earnings relating to the liabilities held at December 31, 2014	$321,254	$99,552

NOTE 4 - OIL AND GAS PROPERTIES

The Company holds oil and gas leases in Texas. The oil and gas leases were classified as unproved properties at December 31, 2014 and 2013 due to the absence of oil and gas production from the properties. The Company has not recorded any impairments of its oil and gas properties for the years ended December 31, 2014 and 2013. An impairment recorded during 2012 related to properties previously owned by the Company was reversed during 2014 when the subject properties were sold to a third party effective April 1, 2014.

During the year ended December 31, 2013, the Company issued 15,000 shares of its common stock valued at fair market value of $18,750 for the acquisition a 100% working interest in the shallow drilling rights to certain oil and gas properties. During November 2014 the Company determined that the leases did not fit their operations plan (as they were located outside of Texas) and the deal was terminated, the Company received back the 15,000 shares which were cancelled and returned all rights to the property to the former owner.

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases for a purchase price of $400,000. The Company initially issued a promissory note in the amount of $400,000 to finance the purchase, that amount has been reduced to $340,000 during March of 2014 (Note 7). On March 11, 2014 the Company purchased the remaining 15% working interest in Dawson Conway Leases property for a cash payment of $30,000.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On March 6, 2014, we acquired a 100% working interest in the Stroebel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. We hold a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consists of 235 acres and 32 wells. We plan to recomplete some of the wells by perforating 3 additional zones “behind pipe” overlying the currently producing formation and to then co-mingle the new zones’ production with current output to significantly increase overall production from the wells. We may also drill additional development wells on these leases.

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. serves as the operator for the property. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. At the time of purchase the property had one uncompleted, plugged well. Activity commenced during September, 2014 and in October the plugged well was re-drilled and completed in the prolific Caddo limestone formation. During the fourth quarter of 2014 two new wells were drilled and completed in the Cooke sandstone formation. The cost of drilling the three wells was charged to oil and gas properties during the September and October time frame, amounting to a total of $407,767. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease is now in its final stages of initial completion. Initial gross production from the first three wells is approximately 30 barrels of oil equivalent (“BOE”) per day. Our current plan is to have up to 6 additional wells drilled on this acreage.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The new prospect is comprised of 200 acres and is located adjacent and to the west of the existing Bradford “A” and “B” leases. The Company is in the process of securing drilling permits for the 20 new locations that the geologist has identified in the Tannehill formation beneath this property. This new field will also be water flooded to enhance its production considerably. We anticipate the new wells that we started drilling in January 2015 to have as good or better production than the original Bradford “A’ and “B” leases where we have drilled and are winding up completion of 21 wells.

The aforementioned Powers-Sanders, Stroebel-Broyles, Bradford “A” and “B” and Fortune acquisitions and the additional 15% working interest in the Dawson-Conway leases were financed from the proceeds of a $4,500,000 offering of 12% Senior Secured Convertible Notes which mature on December 31, 2015.

During the last week of December, the Company obtained 20 units (out of 100 total units) at $25,000 per unit in the Bradford Joint Venture exploration and drilling program located in Shackelford County, Texas.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Office equipment	$63,128	$40,951
Computer hardware and software	23,527	-
Leasehold improvements	25,270	3,630
Transportation equipment	180,485	34,657
Building	110,595	-

	403,005	79,238
Less: accumulated depreciation	(63,252)	(23,160)

	$339,753	$56,078

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $40,093 and $12,955, respectively.

During 2014, the Company sold a truck that had been purchased in 2014. No depreciation was recognized on the truck and a minor gain of $1,265 was realized.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 6 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

In March 2014, the Company issued Senior Secured Convertible Notes in an aggregate principal amount of $3,225,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The Senior Secured Convertible Notes bear interest at a rate of 12.0% per annum until they mature on December 15, 2015 or are converted. The note is secured by senior secured interest in the assets of the Company’s working interest in the Conway- Dawson Lease, Powers-Sanders Lease, and Stroebel-Broyles Lease and a pledge of a number of shares of restricted Stock (the “Stock Coverage”) whose value based on the bid price of the Stock is twice (or 200%) the amount in outstanding and unpaid principal and interest of the Notes.

During the three month period ended June 30, 2014 the Company issued additional Senior Secured Convertible Notes in an aggregate principal amount of $1,275,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 510,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of the same private placement offering.

The remaining $500,000 of principal available under the facility was not secured during the fourth quarter of 2014 and the offering of units was closed during February 2015.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

In connection with the issuance of the convertible promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 1,800,000 shares of the Company’s common stock for $1.00 per share. The warrants expire on December 31, 2019. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $519,286 to additional paid-in capital and as a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 0.69%, a dividend yield of 0% and volatility of 238.45%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity as interest expense.

The Company amortized debt discount $224,924 to current operations as a component of interest expense for the year ended December 31, 2014.

Through the end of December 2014, the Company has paid $515,000 in commissions and fees related to the financing. Of the foregoing total $220,837 has been amortized as a component of interest expense while the remaining balance of $294,163 is classified as pre-paid debt issuance costs on the balance sheet at December 31, 2014. The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well work-over and drilling programs, to purchase a regional office and various well testing and production equipment, to fund lease operating expenses and to retire short-term debt. The Company previously disclosed the details of the Senior Secured Convertible Notes offering in a Form 8-K filed on March 7, 2014.

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable outstanding at December 31, 2014 and 2013 are summarized in the following table:

		Notes payable outstanding at December 31,
	2012	New Loans	Payments and Adjustments	2013	New Loans	Payments and Adjustments	2014
Note exchanged for oil and gas property	$-	$400,000	$-	$400,000	$-	$(60,000)	$340,000

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note issued in July 2013:

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases covering 618 acres of land located in Shackelford County, Texas (the “Dawson-Conway Leases”) for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase. The promissory note accrues interest at 6% per annum, is due two years from issuance and is secured by the Dawson-Conway Leases. During March of 2014, pursuant to property title related issues, the note was reduced to $340,000. All of other terms of the note agreement remain unchanged. The Company has treated the reduction as an adjustment to the purchase price of the properties. At December 31, 2014, $340,000 balance was outstanding.

Note issued on September 11, 2014:

On September 11, 2014, Cardinal issued a 90 day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, Cardinal issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued resulting in a credit to common stock of $35,000 which is being amortized over the 90 days to maturity of the note. During December the Company repaid the note and interest in cash. For the year ended December 31, 2014 the Company charged interest expense $50,000.

Note issued on September 22, 2014:

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

The note was issued with an original issue discount of $90,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the year ended December 31, 2014, the company amortized $52,500 to current period operations as interest expense.

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

In conjunction with the issuance of the Convertible Promissory Notes, the Company issued an aggregate of 250,000 Class C detachable warrants exercisable three years from the date of issuance with an initial exercise price of $1.00 per share.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The initial fair values of the embedded debt derivative of $392,710 and warrants of $152,062 was allocated as a debt discount up to the proceeds of the note ($340,000) with the remainder ($204,772) charged to operations as interest expense during year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $158,535 to current period operations as interest expense.

The fair value of the described embedded derivative of $250,942 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	160.22%
Risk free rate:	0.04%-1.10%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $293,830 for the year ended December 31, 2014.

At December 31, 2014, $340,000 balance was outstanding.

Note issued on December 23, 2014:

On December 23, 2014, the Company negotiated a short term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as a legal fees related to this credit facility. The repayment of the note is due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment will be $110,000 if paid on or before 90 days from the execution date of the agreement; $120,000 if paid on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the calculation of the conversion notice.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in December 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $148,858 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	160.22%
Risk free rate:	0.26%

The initial fair values of the embedded debt derivative of $148,858 was allocated as a debt discount up to the proceeds of the note ($110,000) with the remainder ($38,858) charged to operations as interest expense during year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $2,712 to current period operations as interest expense.

The fair value of the described embedded derivative of $131,902 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	160.22%
Risk free rate:	0.23%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $16,956 for the year ended December 31, 2014.

At December 31, 2014, $95,000 balance was outstanding.

Other Notes:

During the year ended December 31, 2014, the Company repaid by cash $293,500 of the convertible notes payable issued in 2013 and $171,000 convertible notes issued in 2014 and recorded a loss on settlement of debt of $76,581.

During the year ended December 31, 2014, the Company issued 437,500 shares of common stock upon conversion of $174,803 convertible note payable issued in 2014 and extinguished related derivative liability of $22,068.

At December 31, 2014, $183,000 balance was outstanding for other convertible notes payable.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 8 - WARRANTS AND WARRANT DERIVATIVE LIABILITY

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

During the year ended December 31, 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Notes discussed in Note 6 above.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Changes in stock purchase warrants during the periods ended December 31, 2014 and 2013 are as follows:

		Weighted Average	Aggregate		Weighted Average
	Number of	Exercise	Intrinsic		Remaining
	Warrants	Price	Value	Exercisable	Life
Outstanding, December 31, 2012	60,000	$4.00	$-	-	$-
Exercisable, December 31, 2012	60,000	4.00		60,000	5 years
Issued	-	-	-	-	-
Exercised	-	-			-
Cancelled	(60,000)	(4.00)			-
Outstanding, December 31, 2013	-	-	-	-	-
Exercisable, December 31, 2013	-	-	-	-	-
Issued	2,050,000	1.00	-	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding, December 31, 2014	2,050,000	$1.00	$-	2,050,000	4.75 years
Exercisable, December 31, 2014	2,050,000	$1.00	$-	2,050,000	4.75 years

NOTE 9 - COMMON STOCK

As of December 31, 2014, the Company had 100,000,000 shares of common stock authorized

During the year ended December 31, 2013, the Company:

Issued 15,000 shares of common stock valued at fair market value of $18,750 for the acquisition of oil and gas property;

Issued 25,862 shares of common stock valued at fair market value of $34,655 to a potential investor as due diligence fees. The fair value of these shares was charged to operations during the year ended December 31, 2013;

Issued 457,407 shares of common stock for cash proceeds of $327,800;

Issued 333,334 shares of common stock for interest on convertible notes payable. The shares were valued at fair market value of $302,153;

$402,000 of wages payable to contractors for accrued services was forgiven and recorded to additional paid in capital as contributed capital;

Issued 568,147 shares of common stock for services. The shares were valued at fair market value of $578,375;

As of December 31, 2013, the Company reported 35,944,750 shares issued and outstanding.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

During the year ended December 31, 2014, the Company:

Issued 699,929 shares for cash proceeds of $195,975;

Issued 922,867 shares to contractors and employees as payment for services. The stock was valued at its fair market value of $415,220;

Issued 100,000 shares valued at fair market as payment for accounts payable. The stock was valued at $30,000;

Issued 50,000 shares in exchange for oil and gas properties, valued at fair market value of $35,000;

Issued 437,500 shares to convert debt, valued at $196,875, the excess of $22,068 over the nominal amount of the note was credited to additional paid in capital as the extinguishment of derivative liability;

Cancelled 150,000 shares at no value;

Received 3,000,000 shares of treasury stock of the Company in exchange for transferring oil and gas producing properties in Ohio and California and 100,000 shares in settlement of litigation with Charles A. Koenig. The 3,000,000 shares associated with the asset sale were valued at a fair market value of $2,010,000 and the 100,000 shares associated with the legal settlement were valued at original cost of $3,380. The Company treated both of these transactions as the acquisition of Treasury Stock.;

Issued 50,000 shares of common stock to pay interest on a note payable valued at $35,000;

Cancelled 15,000 shares of common stock upon expiration of lease, stock was valued at $18,750.

As of December 31, 2014, the Company reported 34,940,046 shares outstanding.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

The Company has determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 create a related party relationship and as such has reported the billed revenue of $1,716,771 and the unpaid accounts receivable of $225,000 as related party transactions in the financial statements.

During the last week of December, the Company obtained 20 units (out of 100 total units) in the Bradford Joint Venture exploration and drilling program located in Shackelford County, Texas. The operation is accounted for as an investment included in Oil and Gas Properties as of December 31, 2014. The Company purchased their interest for $25,000 per unit on December 31, 2014.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a third party in exchange for 3,100,000 shares of common stock which have been designated “Treasury Stock”. Also, as part of the transaction, the Company returned the $20,000 bond they had received earlier.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the year ended December 31, 2013, the Company received cash of $60,600 and repaid $257,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $4,599 at December 31, 2013. The amounts payable bear no interest, are uncollateralized and due on demand.

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 11 - ASSET RETIREMENT OBLIGATION

The following table sets forth the principal sources of change of the asset retirement obligation for the years ended December 31, 2014 and 2013:

	2014	2013

Asset retirement obligations, beginning of period	$8,639	$7,760
Revisions in estimated liabilities	(8,639)	-
Asset retirement obligations assumed	142,336	-
Accretion expense	19,985	879
Asset retirement obligations, end of period	$162,321	$8,639

As of December 31, 2014 the Company does not maintain an escrow agreement or performance bond to assure the administration of the plugging and abandonment obligations assumed.

NOTE 12 - INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended December 31, 2014 and 2013, respectively, since the Company has accumulated taxable losses from operations. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 39 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”). At December 31, 2014, the Company has available $4,294,241 of NOL’s which expire in various years beginning in 2031 and carrying forward through 2034. The tax effects of significant items comprising the Company’s net deferred taxes as of December 31, 2014 and 2013 were as follows:

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39 percent to net loss before provision for income taxes for the following reasons:

	December 31,
	2014	2013

Cumulative NOL	$4,294,241	$2,256,439

Deferred Tax Assets:
Net operating loss carry forwards	1,674,754	880,011
Valuation allowance	(1,674,754)	(880,011)
	$-	$-

The Company files federal and Ohio income tax returns subject to statutes of limitations. The years ended December 31, 2014, 2013, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Litigation

Hudson Petroleum Ltd. v. Cardinal Energy Group, Inc. and CEGX of Texas, LLC (Case No. 2014-038 259th Judicial District, Shackelford County. Texas) and Concho Oilfield Services, LLC v. Cardinal Energy Group, Inc.(Case No. 1:14-cv-00097United States District Court for the Northern District of Texas)

On May 9, 2014, Hudson Petroleum Ltd. Co. filed a complaint in the 259th District Court of Shackelford County, Texas against the Company and its subsidiary CEGX of Texas, LLC, claiming that is it owed $42,874 for goods and services provided between December of 2013 and April of 2014. Hudson also seeks recovery of pre- and post-judgment interest, attorney’s fees, and costs. The Company and CEGX of Texas answered Hudson’s complaint and denied all liability. Moreover, the Company and CEGX of Texas filed counterclaims against Hudson asserting that Hudson failed to properly perform the lease administration services it promised to provide and improperly invoiced the Company, causing damages to the Company in an amount not yet determined but in excess of $75,000, plus attorney’s fees and costs.  The results of that meeting were not fruitful in resolving the outstanding issues between the parties. Subsequent to year end, the parties negotiated settlement as more fully described in subsequent events note.

On May 12, 2014, Concho Oilfield Services, LLC filed a complaint in the 259th District Court of Shackelford County, Texas against the Company claiming that it is owed $115,912 for goods and services provided. Concho Oilfield Services and Hudson Petroleum Ltd. Co. are related companies. The Company removed the Concho case to the Federal District Court of the Northern District of Texas. The Company answered Concho’s complaint and denied all liability. Moreover, the Company filed a counterclaim against Concho asserting that Concho knowingly performed work that should not have been performed, incorrectly billed and overbilled, and improperly performed its work, thereby causing injury to the Company and its property and engaged in deceptive trade practices, made fraudulent representations, was negligent in providing services to the Company and engaged in a civil conspiracy. Concho has moved to dismiss some of Cardinal’s counterclaims, and that motion is pending before the Court. Cardinal has moved for a default judgment against Concho on some of its counterclaims, and that motion also is pending. Cardinal seeks to recover actual damages in an amount not yet determined but in excess of $75,000, treble damages, exemplary damages, consequential damages, including, but not limited to lost profits, cost of substitute performance, cost of mitigation and loss of goodwill plus attorney’s fees and costs. The Company and Concho agreed to meet with a mediator on November 4, 2014. The results of that meeting were not fruitful in resolving the outstanding issues between the parties. Subsequent to year end, the parties negotiated settlement as more fully described in subsequent events note.

The Company has potential contingent liabilities, arising from claims being made at year end, including one for employee compensation, one for services rendered and compensated via common stock, and one related to a disagreement over title to one of the Company’s properties. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 14 - SUBSEQUENT EVENTS

Issuance of Warrants

On February 25, 2015 the Company entered into an agreement with Syndicated Capital, Inc. (the “Holder”) granting Syndicated Capital, Inc. the right to subscribe for and purchase 450,000 shares of the Company’s common stock at an initial purchase price of $1.00 per share. This right will expire, if not terminated earlier in accordance with the provisions of the agreement, on December 31, 2019.

The Warrant was issued as compensation to the Holder for services rendered as placement agent in connection with the Company’s private offering of units of the Company’s securities, each unit consisting, in part, of $50,000 principal amount of 12% Senior Secured Convertible Promissory Notes maturing December 31, 2017 and warrants to purchase 20,000 shares of the Company’s Common Stock until December 31, 2019.

Litigation Settlement

On March 10, 2015 the Company (Cardinal Energy Group, Inc. and CEGX of Texas, LLC) entered into a Joint Settlement Agreement with Concho Oilfield Services, LLC (“Concho”) and Hudson Petroleum, Ltd (“Hudson”) to settle all asserted and assertable claims in the then pending litigation amongst the parties.

Pursuant to the terms of the Settlement Agreement the Company agreed to pay Concho $100,000 and to allow Concho to retain a $25,000 deposit as full settlement of all outstanding disputed and unpaid invoices. Concho and Hudson agree to: (a) provide a rig and related ancillary equipment for up to five days to repair the Dawson-Conway 195B #5B well at no cost to the Company; (b) pay a fee up to but not exceeding $25,000 to a specialized fishing company should Concho/Hudson fail to pull the existing tubing from the Dawson-Conway 195B #5B well during said 5-day period and (c) at the option and direction of the Company plug the Dawson-Conway 195B #5B well at no cost to the Company provided that said plugging work on the well does not exceed two additional days.

In addition, the Company agreed to assign Hudson a 5% carried interest in the Dawson-Conway leases in the event that they become cash flow positive. The carried interest shall expire on February 20, 2020 or if the leases are sold to a third party, whichever event occurs first.

Pursuant to the Settlement Agreement the Company has accrued the $100,000 settlement payment as a current liability at December 31, 2014.

Equity issued

Subsequent to the end of December 31, 2014, the Company issued:

30,000 shares of common stock, valued at $12,000 as interest expense related to a short term note payable issued during 2014;

173,874 shares of common stock, valued at $62,333 in exchange for consulting services;

100,000 shares of common stock, valued at $36,000 as part of an employment agreement with an officer of the Company;

69,697 shares of stock, valued at $23,000 in a debenture conversion.

Cancelled 33,333 shares of common stock, valued at $15,667.

Notes payable issued

Subsequent to year end, the Company secured financing through the issuance of the following notes payable:

January 12, 2015, the Company borrowed a net of $90,000 from an unrelated lender, on a 12 month note payable with a face amount of $110,000, including an original issue discount of $10,000. The note is convertible after 180 days from funding and bears interest at 10%.

January 16, 2015, the Company borrowed a net of $110,000 from an unrelated lender, on a 180 day note payable with a face amount of $114,000 including an original issue discount of $4,000. The note is convertible at lender’s option and bears interest at 8%.

January 22, 2015 the Company borrowed a net of $50,000 from an unrelated lender, with a face amount due of $55,000, including an original issue discount of $5,000. The note is due 2 years after funds are received, is convertible, (at lender’s option after 180 days from funding) and bears interest at 12%.

January 28, 2015, the Company borrowed a net of $50,000 from an unrelated lender, with a face amount of $55,000, including original issue discount of $5,000. The note is convertible (at lender’s option commencing 180 days after funding) and bears interest at 12% per annum. Principle and interest are due 2 years after funds are received.

February 20, 2015, the Company borrowed $54,000 from an unrelated lender on a 9 month note payable. The note is convertible at the lender’s option and bears interest at 8% per annum.

March 16, 2015, the Company borrowed $50,000 against a credit facility of $250,000 arranged with an unrelated lender. Under the terms of the agreement, the Company is authorized (with lender’s approval) to borrow up to $250,000 at an interest rate of 12% and is convertible (at lender’s option, commencing 180 days after funding) into common stock of the Company. Repayment is due 2 years after funds are advanced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2014.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name and Address	Age	Position(s)

Timothy W. Crawford	58	Chief Executive Officer, President and Director

Gary B. Peterson	67	Chief Financial Officer and Treasurer

John C. May	59	Senior Vice President, Secretary and Director

Dow Eric Bowman	60	Chief Operating Officer

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

Gary B. Peterson

Mr. Gary B. Peterson was named our interim Chief Financial Officer on September 30, 2014. Since June 2007, Mr. Peterson has acted as a consultant and provided financial, tax, and accounting services to numerous companies in the energy (oil and gas exploration and extraction), software and hardware development, and mining industries. Peterson has experience as an audit partner for public oil and gas companies, and has developed an expertise in the financial compliance requirements of public companies.

Mr. Peterson has held positions in various companies and accounting firms, including positions with Digitran Systems, Inc., from 1994 to 1996, as Chief Financial Officer, World Wireless Communications, Inc., from 1995 to 1997, as Chief Executive Officer, SmithPeterson, LC, from 1997 to 2001, as Certified Public Accountant, Tarallax Wireless, Inc., from 1999 to 2005, as Chief Executive Officer and Chairman of the Board, Winsonic Digital Media Group, Inc., from 2005 to 2007, as Vice President of Accounting, Compliance, and Disclosure. Peterson has also previously been a Senior Tax Accountant at PriceWaterhouseCoopers, Manager in the Tax Department at Deloitte Touche, and Audit Partner at Peterson, Siler, & Stevenson.

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

Dow Eric Bowman

Since January 1983, Mr. Bowman has been President of Bowman Oil Company (“BOC”), an oil drilling company. Mr. Bowman is a results-driven, high-energy operations executive with experience in providing leadership to oil operations seeking to be at the forefront of their industry. Mr. Bowman has extensive experience in defining and implementing vision, strategy, and strategic planning to advance oil drilling projects and promote revenue, profitability, and growth. Mr. Bowman has been responsible for maximizing production efficiency, equality, service, and cost-effective management of resources in oil drilling activities. Mr. Bowman has expertise developing and supervising oil drilling operations, as well as navigating the oilfield drilling cycle.

Mr. Bowman has held positions in various aspects of the oil and gas drilling business, including positions with CIT Energy Services of San Angelo, Texas, from 2013 to present, as General Manager, Bowman Drilling, LLC of Sugar Grove, Ohio, from 2006 to 2013, as Managing Partner, and Kilbarger Construction of Logan, Ohio, from 1995 to 2005, as Manager of Drilling, Oil, and Gas Operations.

Director Compensation

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Mr. Crawford who filed one report on Form 4 late and amended four other reports on Form 4 covering eight transactions.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

Summary Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
								Change in
								Pension Value &
							Non-Equity	Nonqualified
							Incentive	Deferred	All
					Stock	Option	Plan	Compensation	Other
Name and Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)		($)	($)	($)	($)	($)	($)	($)

Timothy W. Crawford, Chief Executive Officer	2014	250,000		0	0	0	0	0	0	250,000
	2013	250,000	(1)	0	0	0	0	0	0	250,000
John C. May, Senior Vice President and Secretary	2014	150,000		0	0	0	0	0	0	150,000
	2013	150,000	(1)	0	0	0	0	0	0	150,000

(1) Mr. Crawford and Mr. May waived their rights to receive compensation they earned in 2013 and such amounts were accounted for as an expense with an offset to contributed capital.

Employment Agreements with Executive Officers

Timothy W. Crawford. We have an oral employment agreement with Mr. Crawford whereby we agreed to pay Mr. Crawford an annual salary of $250,000 in calendar 2014, $300,000 in 2015 and in 2016 an amount determined by our board of directors which amount will not be less than the amounts payable in 2015. In addition, we agreed to issue Mr. Crawford effective April 1, 2014 a warrant which entitles him to purchase 1,000,000 shares of our common stock at a price equal to the volume weighted average price (VWAP) of our common stock for the three months ending March 31, 2014.  The warrants were subsequently cancelled prior to the end of 2014, leaving none outstanding at December 31, 2014. Effective each April 1 as long as Mr. Crawford is employed by the Company, we may issue Mr. Crawford such warrants as determined by our Board of Directors. In addition, Mr. Crawford shall be entitled to participate in any bonus program or benefit plans established by our Board of Directors, a car allowance of up to $800 per month and up to three weeks paid vacation per year. In the event we terminate Mr. Crawford’s employment without cause at any time prior to December 31, 2016, we are obligated to pay him his salary and benefits through such time. Mr. Crawford waived his compensation in 2013.

John May. We have an oral employment agreement with Mr. May whereby we agree to pay Mr. May an annual salary of $150,000. In addition, Mr. May is entitled to participate in any bonus program programs or benefit plans established by our Board of Directors, an office allowance of $400 per month and up to four weeks of paid vacation per year. Mr. May waived his compensation in 2013.

Gary B. Peterson. We have an oral consulting agreement with Mr. Peterson, covering a primary term of 12 months, under which we agree to pay Mr. Peterson a monthly retainer of $5,000 per month for each full month of services rendered to the Company.

Dow Eric Bowman. We intend to enter into a written employment agreement with Mr. Bowman which will provide that his base salary will be $150,000 annually. Mr. Bowman will receive a one-time bonus of 100,000 shares of our common stock after 90 days of employment. In addition, Mr. Bowman will be entitled to participate in our benefit and welfare plans that are generally available to other employees. Mr. Bowman will oversee all of our day to day oil and gas drilling operations, work over, and production work to ensure that all our well locations are operated in accordance with good and safe practices and in compliance with all laws and regulations.

Outstanding Equity Awards at Fiscal Year-End

None. The Company does not have any stock option or similar equity based award plans as of December 31, 2014.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information, as of March 31, 2015 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership(2)

Timothy W. Crawford(3)	Principal Executive Officer and Director	9,395,606	26.64%
John C. May	Senior Vice President and Director	629,004	1.78%
Gary B. Peterson	Chief Financial Officer and Treasurer	-	*
Dow Eric Bowman	Chief Operating Officer	150,000	*
All officers and directors as a group (4 individuals)		10,174,610	28.85%
			%
Manoj Yajnik	5% or greater shareholder	3,105,000	8.80%
Telepath, LLC	5% or greater shareholder	1,863,000	5.28%
Mark Fritz	5% or greater shareholder	2,121,000	6.03%

* less than 1.0%.

(1)	The address for each officer/director is our address at 6037 Frantz Rd., Dublin, OH 43017.
(2)	Percentage based on 35,265,587 shares of common stock outstanding as of March 31, 2015.
(3)	4,450 shares are owned directly by Mr. Crawford and 9,391,156 shares are owned by Continental Capital Partners, Inc., a company in which Mr. Crawford is an owner and controls and has voting and dispositive control over our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company has determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 create a related party relationship and as such has reported the billed revenue of $1,716,771 and the unpaid accounts receivable of $225,000 as related party transactions in the financial statements.

During the last week of December, the Company obtained 20 units (out of 100 total units) in the Bradford Joint Venture exploration and drilling program located in Shackelford County, Texas. The operation is accounted for as an investment as of December 31, 2014. The Company purchased their interest for $25,000 per unit on December 31, 2014 and has not recognized any revenue or expense from the operations of the Bradford lease.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the year ended December 31, 2013, the Company received cash of $60,600 and repaid $257,913 on these related party advances, and had $50,289 in operating expenses paid by the related party on behalf of the Company. Related party payables totaled $nil and $4,599 at December 31, 2014 and 2013, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

On January 23, 2013 the Company entered into an agreement in which a related party transferred a $20,000 bond to the Company. During the twelve month period ended December 31, 2014 the Company transferred the $20,000 surety bond back to a related party pursuant to the terms of the asset sale and purchase agreement covering the sale of the Company’s California and Ohio oil and gas properties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2014 and 2013, respectively.

	2014	2013

Audit Fees	$25,500	$23,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$25,500	$23,750

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/12	2.1
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Common Stock Purchase Warrant	8-K	3/7/13	4.1
4.2	Form of Convertible Promissory Note	8-K	3/7/13	4.2
4.3	Form of Subscription Agreement	8-K	3/7/13	4.3
4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	Share Exchange Agreement.	8-K	10/04/12	10.4
10.2	Commercial Lease Agreement – Triangle Commercial Properties, LLC.	10-K	3/28/13	10.1
10.4	Form of 8% Convertible Debenture	10-Q	5/15/13	10.4
10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/13	10.8
10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	7/9/13	10.1
10.7	Form of Secured Promissory Note	8-K	7/9/13	10.2
10.8	Form of Security Agreement	8-K	7/9/13	10.3
14.1	Code of Ethics.	10-K	4/1/10	14.1
21.1	Subsidiaries of the Registrant				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	4/1/10	99.1
99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2
101.INS	XBRL Instance Document.				X**
101.SCH	XBRL Taxonomy Extension – Schema.				X**
101.CAL	XBRL Taxonomy Extension – Calculations.				X**
101.DEF	XBRL Taxonomy Extension – Definitions.				X**
101.LAB	XBRL Taxonomy Extension – Labels.				X**
101.PRE	XBRL Taxonomy Extension – Presentation.				X**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April, 2015.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY W. CRAWFORD	Chief Executive Officer and Director (principal executive officer)	April 6, 2015
Timothy W. Crawford

/s/ GARY B. PETERSON	Chief Financial Officer (principal financial and accounting officer)	April 6, 2015
Gary B. Peterson

/s/ JOHN C. MAY	Director	April 6, 2015
John C. May

