Form 10-Q
period 2015-03-31
Cardinal Energy Group, Inc.
filed 2015-05-15
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [  ] NO [X]

As of May 8, 2015 there were 35,655,284 shares outstanding of Registrant’s Common Stock (par value $0.00001 per share)

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended March 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$58,602	$115,398
Accounts receivable	3,287	10,453
Accounts receivable - related party	195,000	225,000
Marketable securities	107,800	69,300
Prepaid expenses - debt issuance costs, net	323,042	331,664
Total Current Assets	687,731	751,815

PROPERTY AND EQUIPMENT, net	324,097	339,753

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	3,367,085	3,449,487

OTHER ASSETS
Non-current prepaid debt issuance costs	14,398	-
Deposits and deferred charges	73,755	73,755

TOTAL ASSETS	$4,467,066	$4,614,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$525,255	$448,133
Accounts payable - related party	32,297	-
Accrued legal settlement	100,000	100,000
Convertible notes, net of debt discount of $108,198 and $303,106, respectively	745,628	329,894
Note payable	340,000	340,000
Derivative liability	868,871	382,836
Equipment purchase contracts payable	17,023	17,023
Current portion of long term convertible promissory note, net of debt discount of $219,693 and $295,128, respectively	4,279,872	4,204,872
Total Current Liabilities	6,908,946	5,822,758

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $92,996	158,546	-
Equipment purchase contracts payable	60,780	77,608
Asset retirement obligation	87,169	162,321

Total Long-Term Liabilities	306,495	239,929

TOTAL LIABILITIES	7,215,441	6,062,687

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, 100,000,000 shares authorized at par value of $0.00001; 38,385,584 and 38,040,046 shares issued; and 35,285,584 and 34,940,046 shares outstanding, respectively	352	350
Additional paid-in capital	8,183,583	8,058,665
Stock subscription receivable	(3,500)	(3,500)
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,109,800)	(2,148,300)
Retained deficit	(6,805,630)	(5,341,712)

TOTAL STOCKHOLDERS’ DEFICIT	(2,748,375)	(1,447,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,467,066	$4,614,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES
Oil and gas revenues	$22,463	$14,794
Related party income from contract development operations	17,500	-

Total Revenues	39,963	14,794

COSTS & OPERATING EXPENSES
Operating and production costs	37,142	114,627
Costs of contract development operations	27,808	-
Depreciation and amortization	16,955	5,854
Property and other operating taxes	1,151	1,030
Accretion on asset retirement obligation	3,000	4,296
General and administrative	421,102	491,507

Total Operating Expenses	507,157	617,314

OPERATING LOSS	(467,195)	(602,520)

OTHER INCOME (EXPENSES)
Interest expense, net	(744,021)	(76,916)
Gain (loss) on change in the fair value of derivative liability	(260,951)	10,460
Gain on sale of property and equipment	931	-
Investment revenue - related party	7,319	-
Loss on extinguishment of debt	-	(76,581)

Total Other Income (Expenses)	(996,722)	(143,037)

NET LOSS	$(1,463,917)	$(745,557)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	38,500	(65)

NET COMPREHENSIVE LOSS	$(1,458,808)	$(745,622)

Loss per share of common stock (basic & diluted)	$(0.04)	$(0.02)

Weighted average shares outstanding	35,128,973	36,615,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total

Balance at December 31, 2013	35,944,750	$359	$5,293,772	$(3,500)	$-	$(2,850,318)	$(2,193,765)	$246,548

Common stock issued for services	922,867	9	415,211	-	-	-	-	415,220

Common stock issued for settlement of accounts payable	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for purchase of oil and gas properties	50,000	1	34,999	-	-	-	-	35,000

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible notes	-	-	519,286	-	-	-	-	519,286

Treasury stock received for assets transferred to related party	(3,100,000)	(31)	1,356,308	-	(2,013,380)	-	-	(657,103)

Common stock issued to pay interest on debt	50,000	1	34,999	-	-	-	-	35,000

Common stock cancelled upon lease expiration	(15,000)	-	(18,750)	-	-	-	-	(18,750)

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	45,465	45,465

Net loss for the year ended December 31, 2014	-	-	-	-	-	(2,491,393)	-	(2,491,393)

Balance at December 31, 2014	34,940,046	$350	$8,058,665	$(3,500)	$(2,013,380)	$(5,341,712)	$(2,148,300)	$(1,447,877)

Common stock issued for services	178,874	2	65,585	-	-	-	-	65,587

Common stock issued employee bonus	100,000	-	40,000	-	-	-	-	40,000

Common stock issued for payment of short-term note payable interest	30,000	-	12,000	-	-	-	-	12,000

Common stock cancelled	(33,333)	-	(15,667)	-	-	-	-	(15,667)

Common stock issued to convert convertible note payable	69,997	-	23,000	-	-	-	-	23,000

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	38,500	38,500

Net loss for the three months ended March 31, 2015	-	-	-	-	-	(1,463,917)	-	(1,463,917)

Balance at March 31, 2015	35,285,584	$352	$8,183,583	$(3,500)	$(2,013,380)	$(6,805,629)	$(2,109,800)	$(2,748,374)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,463,917)	$(745,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,955	5,854
Accretion	3,000	4,296
Amortization of debt discount	81,238	21,419
Amortization of pre-paid debt issuance costs	211,020	7,131
Stock issued for interest expense	12,000	-
Stock issued for services	49,919	-
Stock based compensation	40,000	168,162
Loss on settlement of debt	-	76,581
Loss (gain) on change in fair value of derivative liability	260,951	(10,460)
Non-cash interest expense	258,536	-
Gain on sale of property and equipment	(931)	-
Changes in operating assets and liabilities:
Accounts receivable	37,166	(10,103)
Prepaid expenses	-	(5,220)
Other assets	(14,000)	(54,350)
Accounts payable and accrued expenses	5,693	(70,748)
Accounts payable - related party	32,297	-

Net Cash Used in Operating Activities	(470,072)	(612,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(368)	(24,221)
Purchase of oil and gas properties	(45,750)	(855,326)
Sale of oil and gas properties	50,000	-

Net Cash Provided by (Used in) Investing Activities	3,882	(879,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	195,975
Net proceeds from convertible notes payable	430,237	2,838,000
Repayment of convertible notes payable	(15,000)	(414,500)
Repayment of equipment loan	(5,843)	-
Proceeds from notes payable	-	171,000

Net Cash Provided by Financing Activities	409,394	2,790,475

NET INCREASE (DECREASE) IN CASH	(56,796)	1,297,933
CASH AT BEGINNING OF PERIOD	115,398	18,694

CASH AT END OF PERIOD	$58,602	$1,316,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,799	$14,812
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities	$38,500	$(65)
Reduction in note payable for reduction in purchase price of oil properties	$-	$60,000
Extinguishment of derivative liability on conversion of debt	$-	$22,068
ARO estimate on assets purchased	$-	$143,303
ARO adjustment related to assets sold	$78,152	$-
Related party debt issued for cash bond	$-	$-
Derivative liability at inception	$356,986	$-
Common stock issued for prepaid services	$-	$222,600
Common stock issued for conversion of debt	$23,000	$174,807
Original issue discount on convertible notes payable	$40,000	$-
Reversal of derivative liability and debt discount on convertible notes payable	$131,902	$-
Loan extension fees	$71,429	$-
Beneficial conversion feature on warrants issued concurrent with convertible note	$-	$355,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited consolidated financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products to domestic purchasers of oil & gas production. Its operations were focused in the states of California, Ohio and Texas during 2012 and 2013. In 2014, management decided to focus its oil and gas operations entirely within the state of Texas. The Company established a regional operations office in Albany, Texas and retained the services of operating personnel with ties to the exploration and development of oil and gas fields in Texas. The recoverability of the capitalized exploration and development costs for these properties is dependent upon the existence of economically recoverable reserves, the Company’s ability to obtain the necessary financing to complete exploration and development, future positive cash flows from production activities and/or proceeds from the disposition of one or more of such properties.

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

Revenues and direct operating expenses of the California properties represent members’ interest in the properties acquired for the periods prior to the closing date and are presented on the accrual basis of accounting and in accordance with generally accepted accounting principles. The financial statements presented herein include the revenues and operating expenses of the California and Ohio properties for the period of January 1, 2014 through the sale date of the properties on April 1, 2014.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of March 31, 2015 and December 31, 2014 there were no proved reserves.

During the three months ended March 31, 2015, the Company completed the disposition of its working interests in the Stroebel-Broyles leases in Eastland County, Texas. In a non-monetary transaction the Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $87,169 and $162,321 as of March 31, 2015 and December 31, 2014, respectively. The reduction in the ARO at March 31, 2015 reflects the aforementioned sale of the Stroebel-Broyles leases in March of 2015. The Company accreted $3,000 and $4,296 to ARO during the quarters ended March 31, 2015 and 2014, respectively.

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending March 31, 2015 and December 31, 2014 there were no such differences.

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

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At March 31, 2015 and December 31, 2014, no reserve for doubtful accounts was needed.

New Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of oil and gas and by sale of debt securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods reported herein.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015 and December 31, 2014, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$107,800	-	-	$107,800
Total	$107,800	-	-	$107,800

Liabilities
Derivative liability	-	-	$868,871	$868,871
Total	-	-	$868,871	$868,871

Assets and liabilities at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$69,300	-	-	$69,300
Total	$69,300	-	-	$69,300

Liabilities
Derivative liability	-	-	$382,836	$382,836
Total	-	-	$382,836	$382,836

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

2015
Balance, December 31, 2014	$382,836
Initial fair value of debt derivatives at note issuances	356,986
Reversal of derivative liability and offset with debt discount and interest expense	(131,902)
Mark-to-market at March 31, 2015 -Embedded debt derivatives	260,951
Balance, March 31, 2015	$868,871

Net (loss) for the period included in earnings relating to the liabilities held at March 31, 2015	$(260,951)

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 – COMMON STOCK

At December 31, 2014 the Company had 34,940,046 shares of common stock outstanding.

During the three months ended March 31, 2015, the Company issued 178,874 shares of common stock for services valued at fair market value of $65,584. This charge was expensed during the quarter ended March 31, 2015.

During the three months ended March 31, 2015, the Company issued 100,000 shares of common stock valued at $40,000 as part of an employment agreement with an officer of the Company.

During the three months ended March 31, 2015 the Company issued 30,000 shares of common stock valued at fair market value of $12,000 as payment for interest under a short-term note payable issued in 2014.

During the three months ended March 31, 2015, the Company issued 69,997 shares of stock, valued at $23,000 in a debenture conversion.

During the three month period ending March 31, 2015 the Company cancelled 33,333 shares of common stock valued at $15,667.

As of March 31, 2015 the Company reported 35,285,584 shares of common stock outstanding.

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

The Company has determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 create a related party relationship and as such has reported the billed revenues and any unpaid accounts receivable balances as related party transactions in the financial statements. During the March 31, 2015 quarter, the Company received $7,319 in revenue related to the investment. The income has been included in other income for the quarter.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a former officer and significant shareholder of the Company in exchange for the return of 3,100,000 shares of the Company’s common stock. As a part of the transaction, the Company returned a $20,000 bond received in a prior year from the related party.

Related party receivables totaled $195,000 and $225,000 at March 31, 2015 and December 31, 2014, respectively. Related party payables are $32,297 at March 31, 2015 and nil at December 31, 2014.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

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

The Company amortized debt discount $224,924 to current operations as a component of interest expense for the year ended December 31, 2014. During the three months ended March 31, 2015 the Company amortized an additional $75,435 to current operations as a component of interest expense.

Through the end of December 2014, the Company has paid $515,000 in commissions and fees related to the financing. Of the foregoing total $220,837 has been amortized as a component of interest expense while the remaining balance of $294,163 is classified as pre-paid debt issuance costs on the balance sheet at December 31, 2014. During the three month period ended March 31, 2015 the Company amortized an additional $75,000 of the commissions and fees to interest expense leaving a balance of $219,163 classified as pre-paid debt issuance costs on the balance sheet at March 31, 2015.

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

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company has the following notes payable and convertible notes payable outstanding at March 31, 2015 and December 31, 2014:

Note issued in July 2013:

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases covering 618 acres of land located in Shackelford County, Texas (the “Dawson-Conway Leases”) for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase. The promissory note accrues interest at 6% per annum, is due two years from issuance and is secured by the Dawson-Conway Leases. During March of 2014, pursuant to property title related issues, the note was reduced to $340,000. All of other terms of the note agreement remain unchanged. The Company has treated the reduction as an adjustment to the purchase price of the properties. At March 31, 2015 and December 31, 2014, the $340,000 balance remained outstanding.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

Note issued on September 11, 2014:

On September 11, 2014, Cardinal issued a 90 day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, Cardinal issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued resulting in a credit to common stock of $35,000 which is being amortized over the 90 days to maturity of the note. During December 2014 the Company repaid the note principal in cash, during January the Company paid the interest by issuing 30,000 shares of common stock valued at $12,000.

Note issued on September 22, 2014:

On September 22, 2014, the Company negotiated a short term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note is due 180 days after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment $340,000. During April 2015, the Company completed an agreement to extend the repayment date to May 10, 2015 and issued 250,000 shares of common stock. The extension was treated as effective on the due date, March 19, 2015 and the value of the stock to be issued was included as accrued expense and interest was charged $87,500 during the quarter, based upon the trading value of the common stock at the date issued. On May 10, 2015, Tonaquint agreed to extend the due date another 45 days and Cardinal agreed to issue 250,000 shares of common stock as consideration.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 80% of an average of the lowest 3-day closing price during the immediate 20 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $90,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the year ended December 31, 2014, the company amortized $52,500 to current period operations as interest expense. During the period ended March 31, 2015 the balance of the prepaid debt issuance of cost $37,500 was amortized to current operations as interest expense.

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

The Company identified embedded derivatives related to the warrants issued September 22, 2014. These embedded derivatives included certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date to adjust the fair value as of each subsequent balance sheet date. At the date of issuance, the Company determined a fair value of $152,062 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

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

For the Periods Ended March 31, 2015 and December 31, 2014

The fair value of the described embedded derivative of $250,942 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	160.22%
Risk free rate:	0.04%-1.10%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $293,830 for the year ended December 31, 2014. At March 31, 2015, the Company adjusted the fair value of the derivative liability to $427,577 resulting in a non-cash non-operating expense of $176,635. The fair value of the derivative was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	162.72%
Risk free rate:	.05%

The Beneficial Conversion Feature was amortized with $65,987 and $7,280 being charged to interest during the first quarter for the debt and the warrant, respectively.

At March 31, 2015 and December 31, 2014, $340,000 balance was outstanding.

Note issued on December 23, 2014:

On December 23, 2014, the Company negotiated a short term convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as a legal fees related to this credit facility. The repayment of the note is due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment will be $120,000 if paid on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the calculation of the conversion notice.

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

During the period ended March 31, 2015, the Company reclassified the debt from convertible notes to note payable to report the status of the note consistently with other convertible notes which, under the prepayment terms, were not convertible until the prepayment period expired. In connection with reclassifying the debt, the derivative liability of $131,902 and the debt discount of $107,288 which were reported in the December 31, 2014 balance sheet were eliminated with an offsetting credit to interest expense of $29,644. The note balance was adjusted to $123,370 to reflect the interest expense under the prepayment terms, increasing the balance of the note payable due under the existing prepayment terms at March 31, 2015.

At March 31, 2015 and December 31, 2014, the note balance outstanding was $123,370 and $110,000, respectively.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

JANUARY 12, 2015 NOTE PAYABLE:

On January 12, 2015, the Company negotiated a one year promissory note payable of $100,000, due January 12, 2016, with an unrelated entity. Under the terms of the note, the Company received $90,000 and was charged an original issue discount of $5,000. The Company was also charged $5,000 as a legal fees related to this credit facility. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $120% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $112,230. During the quarter ended March 31, 2015, the Company recognized interest in the amount of $12,230 and amortized the original issue discount in the amount of $2,137 as additional interest expense.

If the creditor elects to convert the note to stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average trading price during the 15 days preceding the conversion date. The Company will review the note for any embedded derivatives if it has not been prepaid within 180 days.

JANUARY 16, 2015 NOTE PAYABLE:

On January 16, 2015, the Company negotiated a short-term promissory note payable of $114,000, due October 13, 2015, with an unrelated entity. Under the terms of the note, the Company received $110,000 and was charged an original issue discount of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $130% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $133,226. During the quarter ended March 31, 2015, the Company recognized interest in the amount of $19,226 and amortized the original issue discount in the amount of $1,170 as additional interest expense.

If the creditor elects to convert the note to stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date. The Company will review the note for any embedded derivatives if it has not been prepaid within 180 days.

JANUARY 22, 2015 NOTE PAYABLE:

On January 22, 2015, the Company negotiated a two year convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $50,000. The repayment of the note is due on or before January 28, 2017, 2 years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment $55,000. Including an original issue discount of $5,000.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $5,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the period ended March 31, 2015, $424 was charged to interest expense the prepaid debt cost is being amortized over the life of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in January 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $119,228 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	166.6%
Risk free rate:	0.22%

The initial fair values of the embedded debt derivative of $55,000 was allocated as a debt discount with the remainder ($64,228) charged to operations as interest expense at January 22, 2015. On March 31, 2015, the embedded derivative liability was reviewed and adjusted to $136,538. The adjustment, of $17,310 was charged to loss on change in derivative liability, a non-operating, non-cash transaction. The fair value of the derivative was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	178.41%
Risk free rate:	0.24%

Additionally, on March 31, 2015, the conversion discount and the OID were amortized and interest in the amount of $5,089 was charged.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

JANUARY 28, 2015 NOTE PAYABLE:

On January 28, 2015, the Company negotiated a two-year promissory note payable of $55,000, due January 28, 2017 with an unrelated entity. Under the terms of the note, the Company received $50,000 and was charged an original issue discount of $5,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 120% of the principle and any accrued interest. During the succeeding 90 day prepayment period, the repayment will be $130% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $67,345. During the quarter ended March 31, 2015, the Company recognized interest in the amount of $12,345 and amortized the original issue discount in the amount of $424 as additional interest expense.

If the creditor elects to convert the note to stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date. The Company will review the note for any embedded derivatives if it has not been prepaid within 180 days.

March 18, 2015, 2015 NOTE PAYABLE:

On March 18, 2015, the Company negotiated a two-year promissory note payable of $60,000, due March 18, 2017 with an unrelated entity. Under the terms of the note, the Company received $54,000 and was charged an original issue discount of $6,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 115% of the principle and any accrued interest. During the succeeding 90 day prepayment period, the repayment will be $130% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $69,196. During the quarter ended March 31, 2015, the Company recognized interest in the amount of $9,196 and amortized the original issue discount in the amount of $107 as additional interest expense.

If the creditor elects to convert the note to stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date. The Company will review the note for any embedded derivatives if it has not been prepaid within 180 days.

March 18, 2015, NOTE PAYABLE:

On March 18, 2015, the Company negotiated a two year convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $54,000. The repayment of the note is due on or before March 18, 2017, two years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. If the note is not prepaid by June 18, 2015 the Company will be charged 12% interest bringing the note obligation to $72,000 at maturity. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $60,000 (including an original issue discount of $4,000) and the interest after the initial 90 days is to be $12,000.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $6,000 and a charge for legal fees of $4,000. The Company recorded the costs as prepaid debt issuance cost which is amortized over the term of the note. During the period ended March 31, 2015, $178 was charged to interest expense the prepaid debt cost is being amortized over the life of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in March 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $86,665 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	174.28/ %
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative of $43,448 was allocated as a debt discount with the remainder ($43,217) charged to operations as interest expense at March 18, 2015. On March 31, 2015, the embedded derivative liability was reviewed and adjusted to $133,064. The adjustment, of $46,399 was charged to loss on change in derivative liability, a non-operating, non-cash transaction. Additionally, on March 31, 2015, the conversion discount and the OID were amortized and interest in the amount of $965 was charged. The fair value of the embedded derivative was determined using the Black-Scholes Model based upon the following assumptions:

Dividend yield:	0%
Volatility	178.41/ %
Risk free rate:	0.56%

Other Notes:

During the three months ended March 31, 2015, the Company repaid by cash $15,000 of the convertible notes payable issued in 2013 and issued 69,997 shares to convert $23,000 convertible notes issued in 2013.

At March 31, 2015, a $145,000 balance was outstanding for other convertible notes payable.

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

For the Periods Ended March 31, 2015 and December 31, 2014

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

The Company identified embedded derivatives related to the warrants issued February 25, 2015. These embedded derivatives included certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date and to adjust the fair value as of each subsequent balance sheet date. At the date of issuance, the Company determined a fair value of $151,091 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	198.2%
Risk free rate:	1.47%

The initial fair values of the embedded warrants derivative of $151,091 charged to operations as interest expense at February 25, 2015. The fair value was adjusted to $171,692 and loss on change in derivative liability was charged an additional $20,602 for the period ended March 31, 2015. The fair value of the embedded derivative was determined using the Black-Scholes Model based upon the following assumptions:

Dividend yield:	0%
Volatility	198.20/ %
Risk free rate:	1.47%

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

On March 10, 2015 the Company and its subsidiary CEGX of Texas, LLC entered into a Joint Settlement Agreement with Concho Oilfield Services, LLC (“Concho”) and Hudson Petroleum, Ltd (“Hudson”) to settle all asserted and assertable claims in the then pending litigation amongst the parties.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2015 and December 31, 2014

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of March 31, 2015.

NOTE 10 - SUBSEQUENT EVENTS

Equity issued

Subsequent to the quarter ended March 31, 2015, the Company issued:

70,000 shares of common stock, valued at $26,600 in exchange for consulting services.

250,000 shares of common stock, valued at $55,807 in a conversion of a short-term note payable.

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

This discussion relates to Cardinal Energy Group, Inc. and its consolidated subsidiaries and should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on April 6, 2015.

We are engaged in the business of acquiring, developing and operating oil and gas leases. These operations are primarily focused on properties in which we hold a leasehold interest. We may however, from time to time, offer our drilling and field development and production services to third parties. We are focused on growth via the reworking of marginal oil and gas wells, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by selected development drilling in mature but marginally producing fields throughout north-central Texas. We may enter into agreements with major and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

The Company differentiates itself in the marketplace by focusing on smaller older oil and gas properties that have been allowed to deplete because of either multiple changes in ownership or due to a lack of capital required to maintain production rates. We have focused our operations in Shackelford and Eastland counties in north-central Texas. These properties feature simple well completions which typically produce from relatively shallow (in most cases from 400 ft. to 2,000 ft. below the surface) reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties (absence of potential operating synergies) and/or because the required costs to optimize production levels is not compatible with their internal cost structure.

As of December 31, 2014 the Company held interests 2,068 gross acres (1,279 net acres) of undeveloped oil and gas leases in north-central Texas. Due to the limited quantities of crude oil produced from these properties during 2014 these leases are considered to be “unproven” in terms of oil and gas reserves at December 31, 2014. Our net acreage total consists of the following interests; a 100% working interest (75%-77.5% net revenue interest) in the Dawson-Conway leases; a 100% working interest (80% net revenue interest) in the Powers-Sanders leases; a 100% working interest (78% net revenue interest) in the Stroebel lease; a 100% working interest (76% net revenue interest) in the Broyles lease; a 100% working interest (77% net revenue interest) in the West Bradford lease; a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect and by virtue of the Company’s acquisition of units in the Bradford JV an effective 18.75% working interest (15.0% net revenue interest) in the Bradford “A” and Bradford “B” leases. All of these interests, with the exception our initial 85% working interest in the Dawson-Conway leases, were acquired during 2014. Cardinal is the operator for all of the leases with the exception of the Fortune prospect.

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

Recent Developments

During the fourth quarter of 2014 the plugged well on the Fortune Prospect was re-drilled and completed in the prolific Caddo limestone formation and two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease is now in its final stages of initial completion. Initial gross production from the first three wells is approximately 30 barrels of oil equivalent (“BOE”) per day. Our current plan is to have up to 6 additional wells drilled on this acreage.

At the close of the initial phase of development at December 31, 2014 the Company acquired a 20% percent interest in the Bradford JV for a cost of $500,000. The Bradford “A” and “B” leases are currently producing approximately 30 barrels of oil per day (“30 B/d”). The Company expects primary production to increase to approximately 60-75 B/d once all the new development wells are completed and hooked up. We expect production to further increase once the injection wells are completed and the water flood is in full operation later in 2015. If we achieve the expected results with the water flood operation at Bradford we will be in an excellent position to apply this operating strategy to our operations on the neighboring Powers-Sanders leases.

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

During the three months ended March 31, 2015, the Company completed the disposition of its working interests in the Stroebel-Broyles leases (235 gross acres) in Eastland County, Texas. The Company, in a non-monetary transaction, assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas.

We anticipate that the Bradford “A”, Bradford “B”, West Bradford and Fortune projects will become important producing properties as we begin enhanced oil recovery. We will have close to 20 new shallow wells producing by the end of the second quarter of 2015 in keeping with our focus on shallow well development in north-central Texas. This focus on the development of shallow reservoirs and the close proximity of our operating leases to one another and to our regional operations office in Albany, Texas should help us to reduce development cycle times while simultaneously driving downwards our lifting costs in 2015.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners. We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

We have nominal revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of debt and equity securities to fund operations.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$1,500,000
Drilling and Well Workovers	$5,775,000
Lease Operating Costs	$400,000
General and Administrative Expenses	$2,200,000

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

Results of Operations

Three Months Ended March 31, 2015

Oil and Gas and Other Operating Revenues

For the three months ended March 31, 2015 oil and gas revenues increased to $22,463 compared to $14,794 for the three months ended March 31, 2014. The increase primarily reflects increased sales of crude oil from our Texas properties. Oil and gas revenues in 2014 reflect the initial sale of crude oil from our Texas properties totaling $9,925 and higher prices for natural gas produced and sold from the Company’s California lease. The California natural gas property was sold effective April 1, 2014. We expect to increase revenues from the sale of crude oil during the remainder of 2015 as we continue to increase production from our Texas properties as the result of continued development activities.

The Company recognized operating revenues $17,500 during the first quarter of 2015 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV.

Operating and Production Costs

For the three months ended March 31, 2015 operating and production costs decreased to $64,950 compared to $114,627 for the three months ended March 31, 2014. The decrease was due primarily to a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases in Texas.

General and Administrative Expenses

For the three months ended March 31, 2015 general and administrative expenses decreased to $421,102 compared to $491,507 for the three months ended March 31, 2014. The reduction reflects the Company’s efforts to focus on our production and development activities while containing home office and public company administrative costs.

Depreciation, Depletion and Amortization

For the three months ended March 31, 2015 depreciation and amortization expense increased to $16,955 compared to $5,854 for the three months ended March 31, 2014. The increase was due primarily to the purchase of additional information and technology assets and rolling-stock required to support the Company’s growing operations.

Property and Operating Taxes

Property and other operating taxes were $1,151 for the three months ended March 31, 2015 versus $1,030 for the three months ended March 31, 2014. The current year reflects production and severance taxes on our Texas oil production while the 2014 amount reflects production and severance taxes totaling $572 on the Company’s initial lifting of Texas crude oil and $458 in property taxes for our California natural gas property which was sold effective April 1, 2014.

Accretion on Asset Retirement Obligation

Accretion expense for the three months ended March 31, 2015 was $3,000 compared to $4,296 for the three months ended March 31, 2014. The lower expense recorded during the current quarter reflects adjustments to the estimated costs to abandon wells based on operating experience and adoption of Texas Railroad Commission guidelines and the removal of wells from the Company’s inventory of wells subject to future plugging and abandonment liability due to the sale of the Company’s California and Ohio wells effective April 1, 2014 and the sale of the Stroebel-Broyles leases in March 2015.

Other Expenses / (Income)

Other expense for the three months ended March 31, 2015 totaled $996,722 compared to $143,037 for the three months ended March 31, 2014. Interest expense increased to $744,021 versus $76,916 reflecting the higher level of debt outstanding. The prior period included $76,581 of “premium” costs due to the early extinguishment of debt.

During the three months ended March 31, 2015 the Company recorded a loss on the fair value of derivative liabilities of $260,951 while the prior period benefited from a gain on derivative liabilities of $10,460 due to the repayment of convertible debt.

Net Loss

For the three months ended March 31, 2015 our net loss was $1,463,917 compared to a net loss of $745,557 for the three months ended March 31, 2014. The increase was primarily due primarily to higher interest related costs due to increased borrowings required to fund its growth and development activities, partially offset by an increase in revenue and translates into to a loss of $0.04 per share (basic and diluted) in 2015 compared to $0.02 per share (basic and diluted) in 2014.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

We used cash in operations of $470,072 during the three months ended March 31, 2015 compared to $612,995 during the three months ended March 31, 2014. The decrease was due primarily to a smaller loss from operations as a result of increased oil sales revenue and lower lease operating expenses partially offset by higher interest expense due to the higher level of debt outstanding and higher stock based compensation to employees and consultants.

We generated $3,882 of cash from investing activities during the three months ended March 31, 2015 compared to using $879,547 during the three months ended March 31, 2014. In 2015, the cash was generated from the sale of oil and gas properties net of a purchase of oil and gas properties. In 2014 we used $855,326 to acquire and develop oil and gas properties and $24,221 to purchase property and equipment.

We were provided $409,394 of net cash from financing activities during the three months ended March 31, 2015 compared to $2,790,475 provided during the same period in 2014. The funds in 2015 came primarily from the issuance of convertible short-term and long-term notes with maturities ranging from 180 days to two years. Funds provided in 2014 came from sales of the 12% senior secured convertible promissory notes for $2,838,000 (net of debt issuance costs), $195,975 from the sale of stock for cash, and proceeds from the sale of short-term notes payable of $171,000 partially offset by $414,500 used to retire selected convertible notes payable.

At March 31, 2015 we had cash on hand of $58,602 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital through the issuance of additional debt instruments via a combination of public and private offerings. The proceeds from such offerings will be used to rework of our existing wells, to drill new wells and to acquire additional oil and gas leases.

At March 31, 2015 our current assets were $687,731 and our current liabilities were $6,908,946 resulting in a working capital deficit of $6,221,215. We anticipate that increased levels of production from our existing Texas leases will be adequate to fund our routine lease operating costs by the end of 2015. The capital expenditures required to re-work and re-complete existing wells and to drill additional development wells when coupled with the timing of proceeds from debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. During the three month periods ending March 31, 2015 and March 31, 2014 no impairments on oil and gas properties were recorded.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $87,169 as of March 31, 2015.

Refer Note 1 for significant accounting policies and recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of March 31, 2015 due to an insufficient number of qualified accounting personnel governing the financial close and reporting process, the lack of an appropriate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on April 6, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, the Company issued 178,874 shares of common stock for services valued at fair market value of $65,584. This charge was expensed during the quarter ended March 31, 2015.

During the three months ended March 31, 2015, the Company issued 100,000 shares of common stock valued at $40,000 as part of an employment agreement with an officer of the Company.

During the three months ended March 31, 2015 the Company issued 30,000 shares of common stock valued at a fair market value of $12,000 for the payment of interest pursuant to the terms of a short-term note payable issued in 2014.

During the three months ended March 31, 2015, the Company issued 69,997 shares of common stock valued at a fair market value of $23,000 pursuant to the conversion of a convertible debenture.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transaction.

ITEM 6. EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/12	2.1
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Common Stock Purchase Warrant	8-K	3/7/13	4.1
4.2	Form of Convertible Promissory Note	8-K	3/7/13	4.2
4.3	Form of Subscription Agreement	8-K	3/7/13	4.3
4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	Share Exchange Agreement.	8-K	10/04/12	10.4
10.2	Commercial Lease Agreement – Triangle Commercial Properties, LLC.	10-K	3/28/13	10.1
10.4	Form of 8% Convertible Debenture	10-Q	5/15/13	10.4
10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/13	10.8
10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	7/9/13	10.1
10.7	Form of Secured Promissory Note	8-K	7/9/13	10.2
10.8	Form of Security Agreement	8-K	7/9/13	10.3
10.9	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	5/1/14	10.1
10.10	Contract Operating Agreement between CEGX of Texas, LLC and Bradford Joint Venture Partnership dated June 1, 2014.	10-Q	11/14/2014	10.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2015.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ GARY B. PETERSON
Gary B. Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

