Form 10-Q
period 2015-06-30
Cardinal Energy Group, Inc.
filed 2015-08-19
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53923

CARDINAL ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0703223
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Chestnut Street, Suite 1615, Abilene, TX	79602
(Address of principal executive offices)	(Zip Code)

(325) 762-2112

(Registrant’s telephone number, including area code)

6037 Frantz Rd., Suite 103, Dublin, OH 43017

(Former name or former address, if changed since last report)

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

As of August 17, 2015 there were 48,995,646 shares issued and outstanding of Registrant’s Common Stock (par value $0.00001 per share).

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended June 30, 2015

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$231,995	$115,398
Accounts receivable	11,514	10,453
Accounts receivable - related party	284,182	225,000
Marketable securities	61,600	69,300
Prepaid expenses - debt issuance costs, net	204,289	331,664
Other current assets	33,254	-
Total Current Assets	826,834	751,815

PROPERTY AND EQUIPMENT, net	307,484	339,753

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	3,329,945	3,449,487

OTHER ASSETS
Non-current prepaid debt issuance costs	28,106	-
Deposits and deferred charges	60,029	73,755

TOTAL ASSETS	$4,552,398	$4,614,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$454,916	$448,133
Accounts payable - related party	44,000	-
Accrued legal settlement	-	100,000
Convertible notes, net of debt discount of $478,403 and $303,106, respectively	654,625	329,894
Note payable	340,000	340,000
Derivative liability	1,251,412	382,836
Equipment purchase contracts payable	17,023	17,023
Current portion of long term convertible promissory note, net of debt discount of $154,546 and $295,128, respectively	4,345,454	4,204,872
Total Current Liabilities	7,107,430	5,822,758

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $130,085	140,528	-
Equipment purchase contracts payable	69,281	77,608
Asset retirement obligation	90,169	162,321

Total Long-Term Liabilities	299,978	239,929

TOTAL LIABILITIES	7,407,408	6,062,687

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, 100,000,000 shares authorized at par value of $0.00001; 39,704,257 and 38,040,046 shares issued; and 36,604,257 and 34,940,046 shares outstanding, respectively	366	350
Additional paid-in capital	8,393,781	8,058,665
Stock subscription receivable	(3,500)	(3,500)
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,156,000)	(2,148,300)
Retained deficit	(7,076,277)	(5,341,712)

TOTAL STOCKHOLDERS’ DEFICIT	(2,855,010)	(1,447,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,552,398	$4,614,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES
Oil and gas revenues	$16,165	$59,920	$38,628	$74,714
Operating income from escrowed property - related party	250,000	-	250,000	-
Related party income from contract development operations	394,279	-	411,779	-

Total Revenues	660,444	59,920	700,407	74,714
COSTS & OPERATING EXPENSES

Operating and production costs	17,820	179,449	54,962	294,076
Costs of contract development operations	91,472	-	119,280	-
Depreciation and amortization	17,115	6,743	34,070	12,597
Property and other operating taxes	1,470	1,581	2,621	2,611
Accretion on asset retirement obligation	3,000	4,296	6,000	8,592
General and administrative	433,775	804,788	854,877	1,296,295

Total Operating Expenses	564,652	996,857	1,071,810	1,614,171

OPERATING INCOME (LOSS)	95,792	(936,937)	(371,403)	(1,539,457)

OTHER INCOME (EXPENSES)
Interest expense, net	(765,023)	(256,335)	(1,509,044)	(333,251)
Gain (loss) on change in the fair value of derivative liability	392,908	-	131,957	10,460
Gain on sale of property and equipment	-	-	930	-
Related party investment income	5,676	-	12,994
Loss on extinguishment of debt	-	-	-	(76,581)

Total Other Income (Expenses)	(366,439)	(256,335)	(1,363,163)	(399,372)

NET LOSS	$(270,647)	$(1,193,272)	$(1,734,565)	$(1,938,829)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	(46,200)	100	(7,700)	(35)

NET COMPREHENSIVE LOSS	$(316,847)	$(1,193,172)	$(1,742,265)	$(1,938,794)

Loss per share of common stock (basic & diluted)	$(0.01)	$(0.03)	$(0.05)	$(0.05)

Weighted average shares outstanding	35,503,761	36,634,638	35,424,897	36,624,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total

Balance at December 31, 2013	35,944,750	$359	$5,293,772	$(3,500)	$-	$(2,850,318)	$(2,193,765)	$246,548

Common stock issued for services	922,867	9	415,211	-	-	-	-	415,220

Common stock issued for settlement of accounts payable	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for purchase of oil and gas properties	50,000	1	34,999	-	-	-	-	35,000

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible notes	-	-	519,286	-	-	-	-	519,286

Treasury stock received for assets transferred to related party	(3,100,000)	(31)	1,356,308	-	(2,013,380)	-	-	(657,103)

Common stock issued to pay interest on debt	50,000	1	34,999	-	-	-	-	35,000

Common stock cancelled upon lease expiration	(15,000)	-	(18,750)	-	-	-	-	(18,750)

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	45,465	45,465

Net loss for the year ended December 31, 2014	-	-	-	-	-	(2,491,393)	-	(2,491,393)

Balance at December 31, 2014	34,940,046	$350	$8,058,665	$(3,500)	$(2,013,380)	$(5,341,712)	$(2,148,300)	$(1,447,877)

Common stock issued for services	248,874	2	92,281	-	-	-	-	92,283

Common stock issued employee bonus	100,000	1	40,000	-	-	-	-	40,001

Common stock issued for payment of short-term note payable interest and notes payable extension	530,000	5	119,495	-	-	-	-	119,500

Common stock cancelled	(33,333)	-	(15,667)	-	-	-	-	-15,667

Common stock issued to convert convertible note payable	818,670	8	99,006	-	-	-	-	99,014

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	(7,700)	(7,700)

Net loss for the six months ended June 30, 2015	-	-	-	-	-	(1,734,565)	-	(1,734,565)

Balance at June 30, 2015	36,604,257	$366	$8,393,780	$(3,500)	$(2,013,380)	$(7,076,277)	$(2,156,000)	$(2,855,011)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,734,565)	$(1,938,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,070	12,597
Accretion	6,000	8,592
Amortization of debt discount	393,198	85,712
Amortization of pre-paid debt issuance costs	470,434	70,257
Stock issued for interest expense	119,500	-
Stock issued for services	132,285	-
Stock cancelled on services	(15,666)	-
Stock based compensation	44,000	364,151
Loss on settlement of debt	-	76,581
Gain on change in fair value of derivative liability	(131,957)	(10,460)
Non-cash interest expense	321,277	-
Gain on sale of property and equipment	(931)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,061)	(29,717)
Accounts receivable related party	(59,182)	-
Prepaid expenses	(66,700)	10,263
Other assets	13,726	(73,057)
Accounts payable and accrued expenses	(164,646)	71,640

Net Cash Used in Operating Activities	(640,218)	(1,352,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,610)	(212,680)
Purchase of oil and gas properties	(870)	(1,577,962)
Sale of oil and gas properties	50,000	-

Net Cash Provided by (Used in) Investing Activities	40,500	(1,790,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes payable	739,622	4,500,000
Payment of deferred financing cost	-	(515,000)
Repayment of convertible notes payable	(15,000)	-
Repayment of equipment loan	(8,327)	-
Proceeds from notes payable - related party	-	195,975
Repayment of notes payable	-	(414,500)
Proceeds from notes payable	-	171,000
Net Cash Provided by Financing Activities	716,295	3,937,475

NET INCREASE IN CASH	116,597	794,563
CASH AT BEGINNING OF PERIOD	115,398	18,694

CASH AT END OF PERIOD	$231,995	$813,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$18,134	$19,708
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on AFS securities	$7,700	$35
Reduction in note payable for reduction in purchase price of oil properties	$-	$60,000
Extinguishment of derivative liability on conversion of debt	$-	$22,069
ARO estimate on assets purchased	$-	$143,303
ARO adjustment related to assets sold	$78,152	$-
Common stock cancelled for assets transferred to related party	$-	$657,106
Derivative liability at inception	$1,150,547	$-
Common stock issued for prepaid services	$-	$438,600
Common stock issued for conversion of debt	$99,014	$174,807
Original issue discount on convertible notes payable	$96,600	$-
Loan extension fees	$71,429	$-
Reversal of derivative liability and debt discount on convertible notes payable	$131,902	$-
Beneficial conversion feature on warrants issued concurrent with convertible note	$-	$519,289
Purchase of fixed assets through financing	$-	$55,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited consolidated financial statements. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which was engaged in the business of exploring, purchasing, developing and operating oil and gas leases. The Company changed its name to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition. On June 10, 2015 the Company moved its executive offices from Dublin, Ohio to Abilene, Texas.

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

On April 30, 2015 the Company formed a High Performance Energy Fund Corporation, a Delaware corporation (“High Performance”), for the purposes of identifying, developing and financing new prospective oil and gas properties. High Performance is a wholly-owned subsidiary of the Company.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of June 30, 2015 and December 31, 2014 there were no proved reserves.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

During the six months ended June 30, 2015, the Company completed the disposition of its working interests in the Stroebel-Broyles leases in Eastland County, Texas. In a non-monetary transaction the Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and to record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $90,169 and $162,321 as of June 30, 2015 and December 31, 2014, respectively. The reduction in the ARO at June 30, 2015 reflects the aforementioned sale of the Stroebel-Broyles leases in March of 2015. The Company accreted $6,000 and $8,592 to ARO during the six months ended June 30, 2015 and 2014, respectively.

Revenue and Cost Recognition

The Company uses the sales method to account for the sales of crude oil and natural gas. Under this method, revenues are recognized based on the actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending June 30, 2015 and December 31, 2014 there were no such differences.

The Company has agreed with the Bradford JV to provide drilling, infrastructure and work-over services to support the development of oil leases in Texas. The revenue and costs arising from the drilling and other services are matched and recorded as income and expense as each project is completed in accordance with their agreement, effectively recognizing income on the percentage of completion basis.

Costs associated with the production of oil and gas (sometimes referred to as “lifting costs”) are expensed in the period incurred.

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At June 30, 2015 and December 31, 2014, no reserve for doubtful accounts was needed.

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

For the Periods Ended June 30, 2015 and December 31, 2014

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently utilizes revenues from the sale of crude oil and natural gas and contract drilling and operating services plus the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s minimal cash flows from operations, working capital deficit and the projected cost of capital improvements of its oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels as of June 30, 2015 and December 31, 2014.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015 and December 31, 2014, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$61,600	-	-	$61,600
Total	$61,600	-	-	$61,600
Liabilities
Derivative liability	-	-	$1,251,412	$1,251,412
Total	-	-	$1,251,412	$1,251,412

Assets and liabilities at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$69,300	-	-	$69,300
Total	$69,300	-	-	$69,300
Liabilities
Derivative liability	-	-	$382,836	$382,836
Total	-	-	$382,836	$382,836

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

2015
Balance, December 31, 2014	$382,836
Initial fair value of debt derivatives at note issuances	1,150,547
Reversal of derivative liability and offset with debt discount and interest expense	(131,902)
Other adjustments	(18,112)
Mark-to-market at June 30, 2015 -Embedded debt derivatives	(131,957)
Balance, June 30, 2015	$1,251,412

Net gain for the period included in earnings relating to the liabilities held at June 30, 2015	$131,957

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

For the Periods Ended June 30, 2015 and December 31, 2014

NOTE 4 – STOCKHOLDERS’ DEFICIT

At December 31, 2014 the Company had 34,940,046 shares of common stock outstanding.

During the six months ended June 30, 2015, the Company issued 248,874 shares of common stock for services valued at fair market value of $92,283. This charge was expensed during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued 100,000 shares of common stock valued at $40,000 as part of an employment agreement with an officer of the Company.

During the six months ended June 30, 2015 the Company issued 30,000 shares of common stock valued at fair market value of $12,000 as payment for interest under a short-term note payable issued in 2014.

During the six months ended June 30, 2015, the Company issued 69,697 shares of stock, valued at $23,000 in a debenture conversion.

During the six months ended June 30, 2015, the Company issued 500,000 shares of stock, valued at a fair market value of $107,500 as consideration for the extension of a short-term note and the interest payable thereon.

During the six months ended June 30, 2015, the Company issued 748,973 shares of stock, valued at $76,112 for the conversion of short-term notes payable.

During the six month period ending June 30, 2015 the Company cancelled 33,333 shares of common stock valued at $15,667.

As of June 30, 2015 the Company had 36,604,257 shares of common stock outstanding.

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

During the last week of December 2014, the Company obtained 20 units (out of 100 total units) in the Bradford Joint Venture exploration and drilling program located in Shackelford County, Texas. The operation is accounted for as an investment included in Oil and Gas Properties as of December 31, 2014. The Company purchased their interest for $25,000 per unit on December 31, 2014.

The Company had determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 created a related party relationship and as such has reported the billed revenues and any unpaid accounts receivable balances as related party transactions in the financial statements. During the three and six months ended June 30, 2015, the Company received $5,676 and $12,994 in revenue related to the investment. The income has been included in other income for the six months ended June 30, 2015.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a former officer and significant shareholder of the Company in exchange for the return of 3,100,000 shares of the Company’s common stock. As a part of the transaction, the Company returned a $20,000 bond received in a prior year from the related party.

Related party receivables were $284,182 and $225,000 at June 30, 2015 and December 31, 2014, respectively. Related party payables are $44,000 at June 30, 2015 and $nil at December 31, 2014, respectively.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

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

The Company amortized debt discount $224,924 to current operations as a component of interest expense for the year ended December 31, 2014. During the six months ended June 30, 2015 the Company amortized an additional $152,435 to current operations as a component of interest expense.

Through the end of December 2014, the Company has paid $515,000 in commissions and fees related to the financing. Of the foregoing total $220,837 has been amortized as a component of interest expense while the remaining balance of $294,163 is classified as pre-paid debt issuance costs on the balance sheet at December 31, 2014. During the six month period ended June 30, 2015 the Company amortized an additional $148,000 of the commissions and fees to interest expense leaving a balance of $146,163 classified as pre-paid debt issuance costs on the balance sheet at June 30, 2015.

The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well work-over and drilling programs, to purchase and equip a regional office, to purchase various well testing and production equipment, to fund lease operating expenses and to retire short-term debt. The Company previously disclosed the details of the Senior Secured Convertible Notes offering in a Form 8-K filed on March 7, 2014.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company has the following notes payable and convertible notes payable outstanding at June 30, 2015 and December 31, 2014:

Note issued in July 2013:

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases covering 618 acres of land located in Shackelford County, Texas (the “Dawson-Conway Leases”) for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase. The promissory note accrues interest at 6% per annum, is due two years from issuance and is secured by the Dawson-Conway Leases. During March of 2014, pursuant to property title related issues, the note was reduced to $340,000. All of other terms of the note agreement remain unchanged. The Company has treated the reduction as an adjustment to the purchase price of the properties. At June 30, 2015 and December 31, 2014, the $340,000 balance remained outstanding.

See Note 9, Commitments and Contingencies regarding legal proceedings relating to this transaction.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

Note issued on September 11, 2014:

On September 11, 2014, the Company issued a 90 day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, the Company issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued resulting in a credit to common stock of $35,000 which is being amortized over the 90 days to maturity of the note. During December 2014 the Company repaid the note principal in cash, during January the Company paid the interest by issuing 30,000 shares of common stock valued at $12,000.

Note issued on September 22, 2014:

On September 22, 2014, the Company issued a short term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note is due 180 days after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment $340,000. During April 2015, the Company completed an agreement to extend the repayment date to May 10, 2015 and issued 250,000 shares of common stock valued at $55,000 during the six months ended June 30, 2015 as interest expense. The extension was treated as effective on the due date, March 19, 2015 and the value of the stock to be issued was included as accrued expense and interest was charged $87,500 during the quarter, based upon the trading value of the common stock at the date issued. . In connection with a second extension, the value of the common stock was reduced to $55,000 and a credit to interest of $32,500 was recorded in connection with the transaction. On May 10, 2015, the noteholder agreed to extend the due date another 45 days and the Company issued 250,000 shares of common stock valued at $52,500 as consideration during the six months ended June 30, 2015 as interest expense.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 80% of an average of the lowest 3-day closing price during the immediate 20 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $90,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the year ended December 31, 2014, the company amortized $52,500 to current period operations as interest expense. During the period ended June 30, 2015 the balance of the prepaid debt issuance of cost $37,500 was amortized to current operations as interest expense.

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

For the Periods Ended June 30, 2015 and December 31, 2014

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

During the quarter ended June 30, 2015, the Company extended the repayment date on three occasions and issued common stock to the note holder as consideration for the extension concessions. The Company issued 250,000 shares on May 5, 2015 and an additional 250,000 shares on May 28, 2015. The shares were valued based upon an agreed formula consistent with the conversion terms applied to the embedded derivative. The 500,000 shares of common stock was valued at $107,500 which was charged to interest during the second quarter. The Company has completed a third extension, for which it paid $5,000 for legal fees incurred by the note holder. As of June 30, 2015 the balance of the note is $345,000 and it is due on August 8, 2015. The Company is negotiating with the noteholder to either payoff or extend the note.

The fair value of the described embedded derivative of $240,860 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	187.96%
Risk free rate:	0.02%-0.64%

At June 30, 2015, the Company adjusted the fair value of the derivative liability resulting in a non-cash non-operating gain of $10,064.

Note issued on December 23, 2014:

On December 23, 2014, the Company issued a short term convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as a legal fees related to this credit facility. The repayment of the note is due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment will be $120,000 if paid on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the calculation of the conversion notice.

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

For the Periods Ended June 30, 2015 and December 31, 2014

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

At March 31, 2015 and December 31, 2014, the note balance outstanding was $123,370 and $110,000, respectively.

During the quarter ended June 30, 2015, the prepayment term expired and the conversion feature became operative as of June 23, 2015. In connection with the change in the status of the note, it was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of June 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2015 the Company determined a fair value of $130,000 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.68%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $130,000 was allocated as a debt discount up to the proceeds of the note ($110,000) with the remainder ($20,000) charged to operations as interest expense during six months ended June 30, 2015. Additionally the creditor agreed to accept 256,130 shares of the Company’s common stock in satisfaction of $15,368 in debt. The conversion was accounted for as a reduction in the debt and a credit to stockholders’equity. Finally, the Company amortized the proportionate share of the Beneficial Conversion Feature, reducing the value to $51,598 and charging amortization expense that amount. As of June 30, 2015, the unpaid balance of the note was $99,213

JANUARY 12, 2015 NOTE PAYABLE:

On January 12, 2015, the Company issued a one year promissory note payable of $100,000, due January 12, 2016, with an unrelated entity. Under the terms of the note, the Company received $90,000 and was charged an original issue discount of $5,000. The Company was also charged $5,000 as legal fees related to this credit facility. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $120% of the principle and any accrued interest. At June 30, 2015, the outstanding balance, subject to prepayment was $112,230. During the period ended June 30, 2015, the Company recognized interest in the amount of $9,260 and amortized the original issue discount in the amount of $4,630 as additional interest expense.

The prepayment term expired and the conversion feature became operative as of July 12, 2015. In connection with the change in the status of the note, it was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of June 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2015 the Company determined a fair value of $98,444 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

At June 30, 2015, the Company had recognized a Beneficial Conversion Feature of $98,444, on which amortization expense of $45,581 had been charged to expense along with amortization of $4,630 relating to the prepaid debt issuance cost. At June 20, 2015 the outstanding balance of the note was $104,630.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

JANUARY 16, 2015 NOTE PAYABLE:

On January 16, 2015, the Company issued a short-term promissory note payable of $114,000, due October 13, 2015, with an unrelated entity. Under the terms of the note, the Company received $110,000 and was charged an original issue discount of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $130% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $133,226. During the period ended June 30, 2015, the Company recognized interest in the amount of $6,606 and amortized the original issue discount in the amount of $2,484 as additional interest expense.

The prepayment term expired and the conversion feature became operative as of July 09, 2015. In connection with the change in the status of the note, it was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of June 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2015 the Company determined a fair value of $88,331 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.65%
Risk free rate:	0.24%

The outstanding balance of the note at June 30, 2015 with accrued interest was $118,122. The Company recognized a Beneficial Conversion Feature of $88,331 which after amortization was valued at $33,483. The amortization of $54,848 was charged to operations during the period ended June 30, 2015.

JANUARY 22, 2015 NOTE PAYABLE:

On January 22, 2015, the Company issued a two year convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $50,000. The repayment of the note is due on or before January 28, 2017, 2 years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment $55,000. Including an original issue discount of $5,000.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $5,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the period ended June 30, 2015, $1,257 was charged to interest expense as the prepaid debt cost is being amortized over the life of the note.

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

Dividend yield:	0%
Volatility	159.91%
Risk free rate:	0.50%

The initial fair values of the embedded debt derivative of $119,228 was allocated as a debt discount of $55,000 with the remainder ($64,228) charged to operations as interest expense during the six months ended June 30, 2015.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

On June 30, 2015, the embedded derivative liability was reviewed and adjusted to $103,032. The adjustment, of $16,196 was credited to gain on change in derivative liability, a non-operating, non-cash transaction during the six months ended June 30, 2015. The fair value of the derivative was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

JANUARY 28, 2015 NOTE PAYABLE:

On January 28, 2015, the Company issued a two-year promissory note payable of $55,000, due January 28, 2017 with an unrelated entity. Under the terms of the note, the Company received $50,000 and was charged an original issue discount of $5,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 120% of the principle and any accrued interest. During the succeeding 90 day prepayment period, the repayment will be 130% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $67,345. During the period ended June 30, 2015, the Company recognized interest in the amount of $33,148 and amortized the original issue discount in the amount of $1,047 as additional interest expense.

The prepayment term expired and the conversion feature became operative as of July 28, 2015. In connection with the change in the status of the note, it was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of June 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2015, the Company determined a fair value of $103,032 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

As of June 30, 2015, the Company had recognized a Beneficial Conversion Feature of $61,600 with the remainder ($41,432) charged to operations as interest expense during the six months ended June 30, 2015. The Company charged $12,893 to amortization expense during the six months ended June 30, 2015, leaving the balance of $48,707. The note also accrued $6,600 interest which was charged to current period interest. The balance of the note at June 30, 2015 was $61,600.

March 18, 2015, 2015 NOTE PAYABLE:

On March 18, 2015, the Company issued a two-year promissory note payable of $60,000, due March 18, 2017 with an unrelated entity. Under the terms of the note, the Company received $54,000 and was charged an original issue discount of $6,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 115% of the principle and any accrued interest. During the succeeding 90 day prepayment period, the repayment will be $130% of the principle and any accrued interest. At March 31, 2015, the outstanding balance, subject to prepayment was $69,196. During the period ended June 30, 2015, the Company recognized interest expense in the amount of $21,130 and amortized the original issue discount in the amount of $1,423 as additional interest expense. At June 30, 2015, the balance of the note is $79,778.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

March 18, 2015, NOTE PAYABLE:

On March 18, 2015, the Company issued a two year convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $54,000. The repayment of the note is due on or before March 18, 2017, two years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. If the note is not prepaid by June 18, 2015 the Company will be charged 12% interest bringing the note obligation to $72,000 at maturity. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $60,000 (including an original issue discount of $4,000) and the interest after the initial 90 days is to be $12,000.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $6,000 and a charge for legal fees of $4,000. The Company recorded the costs as prepaid debt issuance cost which is amortized over the term of the note. As of June 30, 2015 the Company accounted for the note as a convertible note payable. As of June 30, 2015, the Company identified embedded derivatives related to the Convertible Promissory Notes entered into in March 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $86,665 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	174.28%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative of $86,665 was allocated as a debt discount of $43,448 with the remainder ($43,217) charged to operations as interest expense at March 18, 2015.

On June 30, 2015, interest of $7,200 was incurred as under the note, the interest was to be recorded 60 days after the note was issued at 12%. There will be no additional interest due under the note. The derivative liability was increased by $28,779 to $115,444 with a charge to gain from change in derivative liability during the six months ended June 30, 2015. The beneficial conversion feature and the prepaid loan costs were amortized and interest was charged $7,200 in connection with the amortization. The change in derivative liability was determined using the Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

April 6, 2015, NOTE PAYABLE:

On April 6, 2015, the Company issued a nine-month promissory note payable of $60,000, due January 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $54,750 and was charged an original issue discount of $5,250. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 125% to 150% of the principal and any accrued interest. At June 30, 2015, the prepayment term was at 85 days and the related premium was 135% of the principal and accrued interest. The outstanding obligation at June 30, 2015 was adjusted to $82,886 and interest and amortization expense was charged $24,509 during the six months ended June 30, 2015.

May 1, 2015, NOTE PAYABLE:

On May 1, 2015, the Company issued a nine-month promissory note payable of $59,000, due February 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $55,000 and was charged prepaid loan costs of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 115% to 130% of the principal and any accrued interest. At June 30, 2015 the prepayment term was at 60 days and the related premium was 115% of the principal and accrued interest. The outstanding obligation at June 30, 2015 was adjusted to $68,653 and interest and amortization expense was charged $9,653 during the six months ended June 30, 2015.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

May 8, 2015, NOTE PAYABLE:

On May 8, 2015, the Company issued a ten-month convertible promissory note payable to an unrelated entity. Under the terms of the note, the third party creditors were bought out by the note holder and the Company entered into an arrangement to encourage the conversion of the credit facility into common stock. At June 30, 2015, the noteholder had converted $60,744 of the $145,000 note to equity. The conversion price of the stock issued in connection with the note ranged from $0.09 to $0.22 based upon the conversion calculation which includes a 30% discount to the Company’s stock, based upon stock market quotations.

The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion obligation allowing it to convert the notes during the pendency of the note, but repayment in cash is not expected.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the calculation of the conversion notice.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in May 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $147,426 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	146.89%
Risk free rate:	0.22%

The initial fair values of the embedded debt derivative of $147,426 was allocated as a debt discount of $147,427.

The derivative liability was reduced by $86,329 to $61,098 with a credit to gain from change in derivative liability during the six months ended June 30, 2015. The change in derivative liability was determined using the Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

Interest expense arising from the amortization of the beneficial conversion feature and the stated interest included in the note terms was charged $77,813.

May 21, 2015 NOTE PAYABLE:

On May 21, 2015, the Company issued a ten-month convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $100,000. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $110,000 (including an original issue discount of $10,000) and the interest after the initial 90 days is to be 12%.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the calculation of the conversion notice.

The original issue discount of $10,000 has been recorded as prepaid debt issuance cost along with legal and commission expenses of $11,350. The prepaid debt issuance costs will be amortized over the term of the note.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in May, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $106,018 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	145.89%
Risk free rate:	0.26%

On June 30, 2015, interest of $1,447 was incurred under the note, the interest was to be recorded 60 days after the note was issued at 12%. There will be no additional interest due under the note. On June 30, 2015, the embedded derivative liability was reviewed and adjusted to $84,740. The derivative liability was reduced by $21,278 with a credit to gain from change in derivative liability during the six months ended June 30, 2015. The beneficial conversion feature and the prepaid loan costs were amortized and interest was charged $4,371 in connection with the amortization during the six months ended June 30, 2015. The change in derivative liability was determined using the Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

June 2, 2015 NOTE PAYABLE:

On June 2, 2015, the Company issued a twelve-month convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $100,000. The repayment of the note is due on or before June 2, 2016, one year after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest (12%). The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $121,000 (including an original issue discount of $10,000 and professional fees of $11,000) and the interest after the initial 90 days is to be a one-time charge of 12%.

At the option of the note holder, the Company may repay the note by issuing common stock based upon a valuation formula, which includes a calculation based upon 70% of the lowest trade price during the immediate 15 days prior to the calculation of the conversion notice.

The original issue discount of $10,000 and the $11,000 legal fees have been recorded as prepaid debt issuance cost which is amortized over the term of the note. During the period ended June 30, 2015, $1,607 was charged to interest expense during the six months ended June 30, 2015.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in June, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $120,311 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	180.03%
Risk free rate:	0.26%

The initial fair values of the embedded debt derivative of $120,311 was allocated as a debt discount of $120,311.

At June 30, 2015, the derivative was re-evaluated and the amount was increased by $58,660. The corresponding charge was to loss on change in derivative liability, a non-cash expense during the six months ended June 30, 2015. Additionally, the beneficial conversion feature and prepaid debt costs were amortized with a charge to interest expense of $9,257 during the six months ended June 30, 2015. The note was increased for the accrued interest of $1,114. At the June 30, 2015, the Company determined a fair value of $178,971 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.26%

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

Other Notes:

During the period ended June 30, 2015, the Company repaid by cash $15,000 of the convertible notes payable issued in 2013 and issued 69,997 shares to convert $23,000 convertible notes issued in 2013.

During the six months ended June 30, 2015, noteholders of $145,000 convertible notes payable entered into assignment agreement and assigned their debts to other note holder. The Company issued convertible note payable of $145,000 on May 8, 2015 – see above.

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

For the Periods Ended June 30, 2015 and December 31, 2014

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

The initial fair values of the embedded warrants derivative of $151,091 charged to operations as interest expense at February 25, 2015. The fair value was adjusted to $47,459 and a gain on change in derivative liability was recorded in the amount of $103,632 for the period ended June 30, 2015. The fair value of the embedded derivative was determined using the Black-Scholes Model based upon the following assumptions:

Dividend yield:	0%
Volatility	186.23%
Risk free rate:	1.63%

NOTE 9 – Participation Interest Purchase Agreement

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests (“Participation Interests”) in the Bradford JV (collectively, the “Sellers”) entered into a Participation Interest Purchase Agreement (“Purchase Agreement”) with Keystone Energy, LLC.

Pursuant to the terms of the Purchase Agreement, Keystone Energy agreed to purchase, and the Sellers agreed to sell, all of the Participation Interests representing 100% of the beneficial ownership of (i) those certain oil and gas leases, along with the associated contracts and real property interests necessary and useful in the ownership and operation thereof, all situated in Shackelford County, Texas (the “Oil and Gas Leasehold”), (ii) the oil and gas wells located on the Oil and Gas Leasehold, along with the associated fixtures and personal property, including hydrocarbons produced therefrom (the “Wells”), and (iii) the rights in and to that certain Farmout Agreement between CEGX and Bluff Creed Petroleum, LLC for a total consideration of $1,825,000.

As payment in full for the Participation Interests and the Oil and Gas Properties, Keystone Energy agreed to, within 365 days following execution of the Purchase Agreement, pay to the Sellers the aggregate cash amount of $1,575,000 (the “Cash Purchase Price”). As to the Company’s twenty (20) Participation Interests, the Purchase Agreement additionally provided that Cardinal would (i) be presently paid the amount of $250,000 included in the cash purchase amount in consideration of the Company’s assignment thereunder to Keystone Energy of the beneficial interest in ten (10) of its twenty (20) Participation Interests and (ii) as to the other ten (10) of the Company’s Participation Interests, exchange the Company’s rights therein to Keystone for a five (5%) percent equity ownership interest in Keystone Energy. The Participation Interests of all Sellers acquired under the Purchase Agreement were designated to be and are being held in escrow pending the acquisition of all of the Sellers Participation Interests or the expiration of the 365 day period, whichever occurs first. As of June 30, 2015, the balance of the cash purchase amount was $1,075,000 reflecting the balance of the 43 remaining Participation Interests which Keystone Energy remains obligated to purchase under the terms of the Purchase Agreement.

The $250,000 received by the Company for the Company’s ten (10) Participation Interests for Keystone’s right to beneficial enjoyment thereof is not subject to forfeiture by the Company under any circumstances. For financial reporting purposes the Company has recognized this amount as a component of related party operating revenues during the six months ended June 30, 2015.

The exchange of the other ten (10) Cardinal Participation Interests for a 5% equity interest in Keystone Energy has been reported as an income tax neutral, tax-deferred, property for property exchange in accordance with applicable provisions of federal income tax law and is reflected on the balance sheet at June 30, 2015 as an investment in oil and gas properties valued at it’s fair market value of $250,000.

The Purchase Agreement further provided that Keystone would deliver to CEGX of Texas, as irrevocable consideration, an initial advance in an amount of $250,000 for improvements to be made to the Oil and Gas Properties. The amount is not subject to refund or forfeiture and has been included in related party operating revenues from contract operations during the six months ended June 30, 2015.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

Finally, in accordance with the terms of the Purchase Agreement and as of the date thereof, Keystone Energy entered into a Master Loan Agreement with Maximilian Bradford, LLC (“Maximilian”), a Keystone Energy related party, providing for the loan by Maximilian to Keystone of the amount of $2,600,000. The proceeds under this loan are to be used for the purchase of the Participation Interests and the development of the underlying interests in the Bradford “A” and “B” leases. Upon full repayment by Keystone Energy of the loan, the Company is granted an option to convert its 5% interest in Keystone Energy into either (i) an undivided 50% of the working interest owned by Keystone Energy in the Oil and Gas Properties, or (ii) a 50% equity interest in Keystone Energy.

Concurrent with the Participation Interest Purchase Agreement, Keystone Energy entered into an Operating Agreement with the company’s wholly-owned subsidiary, CEGX of Texas, LLC authorizing CEGX of Texas to conduct the drilling operations and related activities necessary to develop the properties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc.(Case No. 2015-028, 259th Judicial District Shackelford County, Texas).

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18th 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. As of the date of this report, the case is in the early stages of discovery.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas).

The lawsuit was filed on May 22nd 2015. The lawsuit alleges a cause of action against the above named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants and the case is in the early stages of discovery.

CEGX of Texas, LLC v. P.I.D. Drilling, Inc.(Case No. 2015-062 259th Judicial District Shackelford County, Texas).

This lawsuit was filed by the Company on June 10, 2015 and contains causes of action for breach of contract and also requests an accounting. The lawsuit is claiming damages for overcharges by PID and also asking that PID be removed as operator after a vote by the non-operating working interest owners. As of the date of this report an answer has been filed on behalf of PID and discovery is ongoing.

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC , ERCO Holdings, Ltd, Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259th Judicial District).

The Company filed this lawsuit against the corporate defendants and the individual members in their personal capacity on June 3, 2015. The lawsuit stems from a Working Interest Purchase Agreement that the Company entered into on July 3, 2013 with Defendant HLA Interests (an oil and gas management company that owns and controls existing oil fields in Texas), pursuant to which the Company agreed to purchase from HLA Interests its 85% working interest in 5 oil and gas leases known as the Dawson-Conway Leases (the “Leases”) in Shackelford County, Texas (the “Agreement”). The Company was fraudulently induced to enter into the Agreement by the defendants, who knew that 3 of the 5 leases had expired prior to executing the Agreement.

The Company agreed to pay $400,000 to HLA Interests for its complete working interest in the 5 Leases, which HLA Interests represented to be 85%. The Company executed a Note for payment of the $400,000 purchase price, pursuant to which the entire principal balance is to be paid within 24 months of the date that the Agreement was executed. HLA Interests acquired title to the 5 Leases by Assignment of Oil and Gas Leases dated December 1, 2011 from Defendant ERCO, as Assignor, to HLA Interests recorded in Volume 552, Page 343 of the Official Records of Shackelford County, Texas (the “ERCO Assignment”). The ERCO Assignment purported to convey to HLA Interests 85% of 75% net revenue interest on the 5 Leases. Defendant SEDCO was the operator of the 5 Leases.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

Defendants HLA, its Managing Member, Allen, SEDCO, ERCO and Elks all made false representations with the intent to fraudulently induce the Company into entering into the Agreement. Specifically, prior to entering into the Agreement with the Company, Defendants HLA Interests and Allen knew that at least 3 of the 5 Leases had expired and that the Company would only be purchasing 2 active Leases. Defendants SEDCO, as the Operator of the 5 Leases, ERCO, as an assignor of the remaining 15% working interest in the 5 Leases, and Elks (SEDCO’s Chief Operating Officer and the Managing Member of ERCO) also all knew that 3 of the Leases had expired and that Defendant HLA did not own a working interest in them free and clear as represented to the Company. All of the Defendants intentionally failed to disclose this material information to the Company so as to fraudulently induce the Company into entering into the Agreement.

As a direct result of relying upon Defendants HLA, Allen, SEDCO, ERCO and Elk’s intentional and material misrepresentations and intentional failures to disclose the material facts, the Company suffered damages for which it seeks recovery in this lawsuit. Further, the false, misleading, and deceptive acts of these Defendants in misrepresenting the true legal status of title to the 5 Leases and the actual working interests prior to the execution of the Agreement, the Operating Agreement, and the March 11, 2014 Assignment are violations of Texas’ Deceptive Trade Practices Act.

Finally, Defendant Terlingua entered into a Master Land Services Contract with the Company in or about June 2013, whereby Terlingua agree to provide due diligence services to the Company in furtherance of the Company entering into the Agreement with Defendants HLA Interests, SEDCO, and ERCO. Pursuant to the Master Land Services Contract, Terlingua agreed to investigate titles and the oil and gas records to determine the actual legal status of the ownership interests in the 5 Leases, and advise the Company of same. Terlingua breached its obligations under the Master Land Services Agreement by failing to perform its due diligence investigation of the titles and working interests in the 5 Leases in a good and workmanlike manner, and failing to discover that at least 3 of the 5 Leases had expired and that the Company would only be purchasing 2 active Leases.

As a result of all of this, the Company filed a lawsuit asserting claims for breach of contract against Defendants HLA, SEDCO, ERCO, and Cies/Terlingua; Money had and Received against Defendants HLA, SEDCO, and Cies/Terlingua; Fraud and Fraud by Non-Disclosure against Defendants HLA, Allen, SEDCO, ERCO, and Elks; and Deceptive Trade Practices against Defendants HLA, SEDCO, and ERCO.

To date, only Defendant Cies/Terlingua has answered the lawsuit. On August 5, 2015, the Company was granted a Partial Default Judgment for the following:

HLA Interests, LLC: Judgment on our causes of action for breach of contract, money had and received, fraud, fraud by non-disclosure and deceptive trade practices;

Phillip Allen: Judgment on our causes of action for fraud, and fraud by non-disclosure;

Sedco Operating, LLC: Judgment on our causes of action for breach of contract, money had and received, fraud, fraud by non-disclosure and deceptive trade practices; and

Judgment against Erco Holdings, Ltd. for causes of action for breach of contract, fraud, fraud by non-disclosure and deceptive trade practices.

The Company’s out-of-pocket damages as a result of the claims asserted in this lawsuit have been calculated at $1,735,765. Adding the claims for attorneys’ fees, and other damages, including punitive damages as a result of the intentional fraudulent conduct, the Company’s damages exceed $2,000,000. The company expects the hearing on damages to take place sometime during the month of August.

General

The Company believes that its claims and defenses in the above cases where it is a defendant are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The outcome of lawsuits is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and December 31, 2014

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of June 30, 2015.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these unaudited condensed consolidated financial statements and there are no material subsequent events to report, except as follows.

Equity Issued

Subsequent to the quarter ended June 30, 2015 the Company issued:

12,391,389 shares, valued at $331,693 for the conversion of notes payable.

Convertible Note Payable Issued

On July 17, 2015, the Company issued a twelve-month convertible note to an unrelated party with a face amount of $57,500. The note contains an original issue discount of $5,000 and bears interest on the face amount at the rate of 8% per annum. The loan is due on July 17, 2016 and includes a convertible feature that allows the note holder to be paid in common stock of the Company. Any shares converted by the note holder will be valued at 60% of the lowest trading value during the 20 days immediately preceding the conversion. The note may be prepaid within 90 days of issuance at 110% of the principal amount plus accrued interest, and at 120% of principal plus accrued interest if prepaid after 90 days from the date of issuance but before 180 days of such date. The note may not be prepaid after 180 days. In the event of a default under the note, interest accrues at the rate of 24% per annum. In the event the Company fails to deliver shares of its common stock upon conversion within the time frames provided for in the note, the Company is subject to a $250 penalty per day increasing to $500 per day beginning on the 10th day after the prescribed delivery date. Further, in the event the Company is no longer current in its SEC filings for a period of six months or more, the conversion price shall be the lowest closing bid price during the delinquency period.

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

The Company differentiates itself in the marketplace by focusing on smaller older oil and gas properties that have been allowed to deplete because of either multiple changes in ownership or due to a lack of capital required to maintain production rates. We have focused our operations in Shackelford County in north-central Texas. These properties feature simple well completions which typically produce from relatively shallow (in most cases from 400 ft. to 2,000 ft. below the surface) reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties (absence of potential operating synergies) and/or because the required costs to optimize production levels is not compatible with their internal cost structure.

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

As of December 31, 2014 the Company held interests 2,068 gross acres (1,279 net acres) of undeveloped oil and gas leases in north-central Texas. Due to the limited quantities of crude oil produced from these properties during 2014 these leases are considered to be “unproven” in terms of oil and gas reserves at December 31, 2014. Our net acreage total consists of the following interests; a 100% working interest (75%-77.5% net revenue interest) in the Dawson-Conway leases; a 100% working interest (80% net revenue interest) in the Powers-Sanders leases; a 100% working interest (78% net revenue interest) in the Stroebel lease; a 100% working interest (76% net revenue interest) in the Broyles lease; a 100% working interest (77% net revenue interest) in the West Bradford lease; a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect and by virtue of the Company’s acquisition of units in the Bradford JV an effective 18.75% working interest (15.0% net revenue interest) in the Bradford “A” and Bradford “B” leases. All of these interests, with the exception our initial 85% working interest in the Dawson-Conway leases, were acquired during 2014. The Company disposed of its working interests in the Stroebel-Broyles leases (235 gross acres) in Eastland County, Texas during the three months ended March 31, 2015 and sold its interests in the Bradford “A” and Bradford “B” leases to Keystone Energy, LLC in June 2015. The Company is the operator for all of the leases on these properties with the exception of the Fortune prospect.

Recent Developments

During the fourth quarter of 2014 the plugged well on the Fortune Prospect was re-drilled and completed in the prolific Caddo limestone formation and two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells has steadily declined from its peak to approximately 13 BOE/d for the first quarter of 2015 and just under 7 BOE per day during the second quarter of 2015. Following the initial completion of the three producers the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company voted to remove the operator and in June 2015 filed suit in the District Court for Shackelford County seeking recovery of damages (please refer to Part II, Item 1 – Legal Proceedings of this report for additional details). Future development activities for the prospect have been placed on hold pending the outcome of the litigation.

At the close of the initial phase of development at December 31, 2014 the Company acquired a 20% percent interest in the Bradford JV for a cost of $500,000. The Bradford “A” and “B” leases at year-end 2014 were producing approximately 25 barrels of oil per day (“25 B/d”). Production at these leases drifted downwards during the first six months of 2015 reaching a low point of just under 13 B/d. In June 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC in a series of transactions which resulted in securing a line of credit initially totaling $2.6 million which will be specifically utilized to further develop the Bradford “A” and “B” leases. As a result of the transactions the Company has also acquired an initial 5% equity interest in Keystone Energy. In July 2015 the Company completed a drilling and re-work program at the leases which resulted in the addition of one new producing oil well, the addition of a new source water well and the re-perforating of an existing water source well, the drilling of a new water injection well, and the replacement of bottom-hole pumps in four oil producers. As a result of the program we are seeing an initial increase of approximately 30% in the volumes of clean oil from our producing wells. The Company expects production to further increase once all the injection wells are completed and the water flood is in full operation later in 2015. If we achieve the expected results with the water flood operation at Bradford we plan to apply this operating strategy to our operations on neighboring leases.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The new prospect is comprised of 200 acres and is located adjacent and to the west of the existing Bradford “A” and “B” leases. In July 2015 the Company drilled the initial well (Bradford West #1). We have perforated and treated the well, ran the production tubing and set the pump jack. The Company is assessing various development options based on the results of this first well on the lease.

On June 30, 2015 the Company announced that it had settled the dispute with Concho Oilfield Services over services provided by Concho. As a part of the settlement Concho agreed to re-enter the #5B well on the Dawson-Conway 195B lease to repair damage to the wellbore and production string and to return the well to production. In July 2015 Concho did return to the #5B well and commenced jarring and fishing operations in an attempt to repair the well. These operations did not result in success and the well remains shut-in at this time. In June 2015 the Company filed suit in the District Court for Shackelford County against HLA Interests, LLC and Sedco (a former operator of the Dawson-Conway leases) alleging misrepresentation and fraud concerning title to the leases and compliance in regards to various regulations and permitting requirements of the Texas Railroad Commission (please refer to Part II, Item 1- Legal Proceedings in this report for additional details). In light of these developments all operations at the Dawson-Conway leases have been suspended pending the outcome of the litigation.

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

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests (“Participation Interests”) in the Bradford JV (collectively, the “Sellers”) sold to a third party their Participation Interests in certain oil and gas leases, along with the associated contracts and real property interests necessary and useful in the ownership and operation thereof, all situated in Shackelford County, Texas (the “Oil and Gas Leasehold”), (ii) the oil and gas wells located on the Oil and Gas Leasehold, along with the associated fixtures and personal property, including hydrocarbons produced therefrom (the “Wells”), and (iii) the rights to that certain Farmout Agreement between CEGX and Bluff Creed Petroleum, LLC for a total consideration of $1,825,000. Concurrent with the sale of the Participation Interests, the purchaser entered into an Operating Agreement with CEGX to conduct the drilling operations and related activities necessary to develop the properties. See Financial Statement Notes, Note 9 - Participation Interest Purchase Agreement included in this report.

We anticipate that the Bradford “A”, Bradford “B”, and Fortune projects will become important producing properties as we begin enhanced oil recovery. We anticipate having close to 20 new shallow wells producing by the end of the fourth quarter of 2015 in keeping with our focus on shallow well development in north-central Texas. This focus on the development of shallow reservoirs and the close proximity of our operating leases to one another and to our regional operations office in Albany, Texas should help us to reduce development cycle times while simultaneously driving downwards our lifting costs in 2015.

Until the quarter ended June 30, 2015, we have had nominal revenues, have incurred losses since inception, have been issued a going concern opinion by our auditors and currently rely primarily upon the sale of our securities and other assets to fund operations.

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

Currently, we do not have sufficient cash flows from currently producing properties to fully fund our proposed budget and maintain operations for the current year. Accordingly, we will have to raise additional capital through either mineral conveyances (such as farmouts, production payments, net profits interests, or unitizations), the sale of interests in selected oil and gas properties, accessing bank financing facilities, the sale of debt and/or equity securities in both public and private transactions or via a combination of these and other sources.

Results of Operations

The results discussed below are for the three and six month periods ended June 30, 2015 and June 30, 2014, respectively.

Revenues

For the three months ended June 30, 2015 revenues increased to $660,444 compared to $59,920 for the three months ended June 30, 2014. For the six months ended June 30, 2015 revenues increased to $700,407 compared to $74,714 for the six months ended June 30, 2014. These increases are primarily a result of increases in related party revenue from contract drilling, operating income from the sale of the Company’s interest in the Bradford JV partially offset by a reduction in oil and gas revenues stemming from lower crude oil prices, curtailed production due to mechanical and down-hole issues at some of our recently acquired Texas properties and the absence of $4,869 in natural gas sales from our former lease in the Kirk field in northern California that were included in prior periods. We sold our California natural gas property effective April 1, 2014. We expect to increase crude oil sales revenues during the remainder of 2015 as we continue to ramp up production from our recently acquired and developed properties in Texas.

Operating and Production Costs

For the three months ended June 30, 2015 operating and production costs decreased to $17,820 compared to $179,449 for the three months ended June 30, 2014. For the six months ended June 30, 2015 operating and production costs decreased to $54,962 from $294,076 for the six months ended June 30, 2014. The decreases were primarily due to a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases in Texas.

Costs of Contract Development Operations

For the three months ended June 30, 2015 costs of contract development operations increased to $91,394 compared to $0 for the three months ended June 30, 2014. For the six months ended June 30, 2015 operating and production costs increased to $119,280 from $0 for the six months ended June 30, 2014. The increases are a result of our operating expenses for services provided to the Bradford JV.

General and Administrative Expenses

For the three months ended June 30, 2015 general and administrative expenses decreased to $433,775 compared to $804,788 for the three months ended June 30, 2014. For the six months ended June 30, 2015 general and administrative expenses decreased to $854,877 compared to $1,296,295 for the six months ended June 30, 2014. The decreases reflects the Company’s efforts to focus on our production and development activities while containing home office and public company administrative costs.

Depreciation, Depletion and Amortization

For the three months ended June 30, 2015 depreciation and amortization expense increased to $17,115 compared to $6,743 for the three months ended June 30, 2014. For the Six months ended June 30, 2015 depreciation and amortization expense increased to $34,070 compared to $12,597 for the six months ended June 30, 2014. These increases are mainly due to the purchases of additional information technology assets and rolling-stock required to support the Company’s growing operations.

Property and Operating Taxes

Property and other operating taxes were $1,470 for the three months ended June 30, 2015 compared to $1,581 for the three months ended June 30, 2014. For the six months ended June 30, 2015 property and other operating taxes totaled $2,621 versus $2,611 for the same period of 2014. The current year periods reflect solely production and severance taxes from our Texas properties. The prior year periods reflect production and severance taxes from our Texas properties and also include $458 in property taxes for our California natural gas property which was sold effective April 1, 2014.

Accretion on Asset Retirement Obligation

Accretion expense for the three months ended June 30, 2015 decreased to $3,000 compared to $4,296 for the three months ended June 30, 2014. For the six months ended June 30, 2015 accretion expensed totaled $6,000 versus $8,592 for the six months ended June 30, 2014. These decreases reflect the adjustments to the estimated costs to abandon wells based on operating experience and adoption of Texas Railroad Commission guidelines and the removal of wells from the Company’s inventory of wells subject to future plugging and abandonment liability due to the sale of the Company’s California and Ohio wells effective April 1, 2014 and the sale of the Stroebel-Broyles leases in March 2015.

Other Income (Expenses)

Other expense for the three months ended June 30, 2015 totaled $366,439 compared to $256,335 for the three months ended June 30, 2014. Interest expense during the quarter ended June 30, 2015 was $765,023 versus $256,335 in the same quarter of 2014 and reflected the higher level of debt outstanding partially offset by a gain of $392,108 related to the change in the fair value of derivative liabilities and a gain of $5,676 from related party investment income.

Other expense for the six months ended June 30, 2015 was $1,363,163 compared to $399,372 for the six months ended June 30, 2014. Interest expense increased to $1,509,044 versus $333,251 reflecting the higher level of debt outstanding. The prior period included $76,581 of “premium” costs due to the early extinguishment of debt. During the six months ended June 30, 2015 the Company recorded a gain on the fair value of derivative liabilities of $131,957 while the prior period included a gain on derivative liability of $10,460 due to the repayment of convertible debt. The current year periods also benefited from $12,994 of related party investment income during the six month period ending June 30, 2015.

Net Loss

For the three months ended June 30, 2015 our net loss was $270,647 compared to a net loss of $1,193,272 for the three months ended June 30, 2014. The decrease was a result of increases in revenue, a reduction in operating expenses and other expenses discussed above and translates into a loss of $0.01 per basic and diluted share for the three months ended June 30, 2015 compared to a loss of $0.03 per basic and diluted share for the three months ended June 30, 2014.

For the six months ended June 30, 2015 our net loss was $1,734,565 compared to a net loss of $1,938,829 for the six months ended June 30, 2014. The decrease was a result of increases in revenue, a reduction in operating expenses and other expenses discussed above and translates into to a loss of $0.05 per basic and diluted share for both periods.

Financial Condition, Liquidity and Capital Resources

We used cash in operations of $640,218 during the six months ended June 30, 2015 compared to $1,352,270 used during the six months ended June 30, 2014. The decrease was due primarily to a smaller loss from operations, increases in non-cash interest expense, depreciation and amortization, stock issued for interest expense and services, net of cancellations, partially offset by amortization of debt discount and decrease in accounts receivable related party and gain on change in fair value of derivative liability.

Net cash provided by investing activates was $40,500 during the six months ended June 30, 2015 compared to net cash used in investing activities of $1,790,642 during the six months ended June 30, 2014. In 2015, the cash was generated from the sale of oil and gas properties. In 2014, we used $1,577,962 to acquire and develop oil and gas properties and $212,680 to purchase other property and equipment.

Net cash provided by financing activities was $716,295 during the six months ended June 30, 2015 compared to $3,937,475 provided during the same period in 2014. The funds in 2015 came primarily from the issuance of convertible short-term and long-term notes with maturities ranging from 180 days to two years. The funds in 2014 came primarily from the sales of the 12% senior secured convertible notes for $4,500,000 net of deferred financing costs of $515,000, $195,975 from the sale of stock for cash, and proceeds from the issuance of notes payable of $171,000, partially offset by $414,500 used to retire notes payable.

At June 30, 2015 we had cash on hand of $231,995 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis. As previously noted in the “Recent Developments” discussion earlier in this report, the Company expects to utilize the proceeds from the sale of its interest in the Bradford JV to Keystone for working capital purposes and the development of oil and gas properties. We anticipate that we may need to secure additional sources of capital to support our operating and development budgets and to grow the company.

At June 30, 2015, our current assets were $826,834 and our current liabilities were $7,107,430 resulting in a working capital deficit of $6,280,596. We anticipate that increased levels of production from our Texas properties will be adequate to fund our routine lease operating costs by the end of 2015. The capital expenditures required to re-work and re-complete existing wells and to drill additional development wells when coupled with the timing of proceeds from debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of June 30, 2015 and 2014 no impairment of oil and gas properties was recorded.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $90,169 as of June 30, 2015.

Recently Issued Accounting Pronouncements

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

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of June 30, 2015 due to an insufficient number of qualified accounting personnel governing the financial close and reporting process, the lack of an appropriate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed with the S.E.C. on April 6, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc.(Case No. 2015-028, 259th Judicial District Shackelford County, Texas).

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18th 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. As of the date of this Report, the case is in the early stages of discovery.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas).

The lawsuit was filed on May 22nd 2015. The lawsuit alleges a cause of action against the above named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants and the case is in the early stages of discovery.

CEGX of Texas, LLC v. P.I.D. Drilling, Inc.(Case No. 2015-062 259th Judicial District Shackelford County, Texas).

This lawsuit was filed by the Company on June 10, 2015 and contains causes of action for breach of contract and also requests an accounting. The lawsuit is claiming damages for overcharges by PID and also asking that PID be removed as operator after a vote by the non-operating working interest owners. As of the date of this Report an answer has been filed on behalf of PID and discovery is ongoing.

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC , ERCO Holdings, Ltd, Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259th Judicial District).

The Company filed this lawsuit against the corporate defendants and the individual members in their personal capacity on June 3, 2015. The lawsuit stems from a Working Interest Purchase Agreement that the Company entered into on July 3, 2013 with Defendant HLA Interests (an oil and gas management company that owns and controls existing oil fields in Texas), pursuant to which the Company agreed to purchase from HLA Interests its 85% working interest in 5 oil and gas leases known as the Dawson-Conway Leases (the “Leases”) in Shackelford County, Texas (the “Agreement”). The Company was fraudulently induced to enter into the Agreement by the defendants, who knew that 3 of the 5 leases had expired prior to executing the Agreement.

The Company agreed to pay $400,000 to HLA Interests for its complete working interest in the 5 Leases, which HLA Interests represented to be 85%. The Company executed a Note for payment of the $400,000 purchase price, pursuant to which the entire principal balance is to be paid within 24 months of the date that the Agreement was executed. HLA Interests acquired title to the 5 Leases by Assignment of Oil and Gas Leases dated December 1, 2011 from Defendant ERCO, as Assignor, to HLA Interests recorded in Volume 552, Page 343 of the Official Records of Shackelford County, Texas (the “ERCO Assignment”). The ERCO Assignment purported to convey to HLA Interests 85% of 75% net revenue interest on the 5 Leases. Defendant SEDCO was the operator of the 5 Leases.

Defendants HLA, its Managing Member, Allen, SEDCO, ERCO and Elks all made false representations with the intent to fraudulently induce the Company into entering into the Agreement. Specifically, prior to entering into the Agreement with the Company, Defendants HLA Interests and Allen knew that at least 3 of the 5 Leases had expired and that the Company would only be purchasing 2 active Leases. Defendants SEDCO, as the Operator of the 5 Leases, ERCO, as an assignor of the remaining 15% working interest in the 5 Leases, and Elks (SEDCO’s Chief Operating Officer and the Managing Member of ERCO) also all knew that 3 of the Leases had expired and that Defendant HLA did not own a working interest in them free and clear as represented to the Company. All of the Defendants intentionally failed to disclose this material information to the Company so as to fraudulently induce the Company into entering into the Agreement.

As a direct result of relying upon Defendants HLA, Allen, SEDCO, ERCO and Elk’s intentional and material misrepresentations and intentional failures to disclose the material facts, the Company suffered damages for which it seeks recovery in this lawsuit. Further, the false, misleading, and deceptive acts of these Defendants in misrepresenting the true legal status of title to the 5 Leases and the actual working interests prior to the execution of the Agreement, the Operating Agreement, and the March 11, 2014 Assignment are violations of Texas’ Deceptive Trade Practices Act.

Finally, Defendant Terlingua entered into a Master Land Services Contract with the Company in or about June 2013, whereby Terlingua agree to provide due diligence services to the Company in furtherance of the Company entering into the Agreement with Defendants HLA Interests, SEDCO, and ERCO. Pursuant to the Master Land Services Contract, Terlingua agreed to investigate titles and the oil and gas records to determine the actual legal status of the ownership interests in the 5 Leases, and advise the Company of same. Terlingua breached its obligations under the Master Land Services Agreement by failing to perform its due diligence investigation of the titles and working interests in the 5 Leases in a good and workmanlike manner, and failing to discover that at least 3 of the 5 Leases had expired and that the Company would only be purchasing 2 active Leases.

As a result of all of this, the Company filed a lawsuit asserting claims for breach of contract against Defendants HLA, SEDCO, ERCO, and Cies/Terlingua; Money had and Received against Defendants HLA, SEDCO, and Cies/Terlingua; Fraud and Fraud by Non-Disclosure against Defendants HLA, Allen, SEDCO, ERCO, and Elks; and Deceptive Trade Practices against Defendants HLA, SEDCO, and ERCO.

To date, only Defendant Cies/Terlingua has answered the lawsuit. On August 5, 2015, the Company was granted a Partial Default Judgment for the following:

HLA Interests, LLC: Judgment on our causes of action for breach of contract, money had and received, fraud, fraud by non-disclosure and deceptive trade practices;

Phillip Allen: Judgment on our causes of action for fraud, and fraud by non-disclosure;

Sedco Operating, LLC: Judgment on our causes of action for breach of contract, money had and received, fraud, fraud by non-disclosure and deceptive trade practices; and

Judgment against Erco Holdings, Ltd. for causes of action for breach of contract, fraud, fraud by non-disclosure and deceptive trade practices.

The Company’s out-of-pocket damages as a result of the claims asserted in this lawsuit have been calculated at $1,735,765. Adding the claims for attorneys’ fees, and other damages, including punitive damages as a result of the intentional fraudulent conduct, the Company’s damages exceed $2,000,000. The company expects the hearing on damages to take place sometime during the month of August.

General

The Company believes that its claims and defenses in the above cases where it is a defendant are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The outcome of lawsuits is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of June 30, 2015.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, the Company issued 70,000 shares of common stock for services valued at fair market value of $26,600. This charge was expensed during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Company issued 500,000 shares of common stock valued at $107,500 as consideration for the extension of a short-term note payable and the interest thereon.

During the three months ended June 30, 2015, the Company issued 748,973 shares of stock, valued at $76,112 for the conversion of short-term notes payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

This Item is not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/2012	2.1
3.1	Articles of Incorporation.	S-1	3/12/2009	3.1
3.2	Bylaws.	S-1	3/12/2009	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/2012	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/2012	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/2012	3.5
4.1	Form of Common Stock Purchase Warrant	8-K	3/7/2013	4.1
4.2	Form of Convertible Promissory Note	8-K	3/7/2013	4.2
4.3	Form of Subscription Agreement	8-K	3/7/2013	4.3
4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	Share Exchange Agreement.	8-K	10/04/2012	10.4
10.2	Commercial Lease Agreement – Triangle Commercial Properties, LLC.	10-K	3/28/2013	10.1
10.4	Form of 8% Convertible Debenture	10-Q	5/15/2013	10.4
10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/2013	10.8
10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	7/9/2013	10.1
10.7	Form of Secured Promissory Note	8-K	7/9/2013	10.2
10.8	Form of Security Agreement	8-K	7/9/2013	10.3
10.9	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	5/1/2014	10.1
10.10	Contract Operating Agreement between CEGX of Texas, LLC and Bradford Joint Venture Partnership dated June 1, 2014.	10-Q	11/14/2014	10.2
10.11	Participation Interest Purchase Agreement dated June 5, 2015 by and among Keystone Energy, LLC and CEGX of Texas, LLC.	8-K	6/23/2015	10.1
10.12	Joint Settlement Agreement and Release of All Claims by and among Concho Oilfield Services, LLC, Hudson Petroleum Ltd. Co., Cardinal Energy Group, Inc. and CEGX of Texas, LLC, effective March 10, 2015.	8-K	7/1/2015	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2015.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN R. JORDAN
John R. Jordan
Chief Financial Officer (Principal Financial and Accounting Officer)

