Form 10-Q
period 2015-09-30
Cardinal Energy Group, Inc.
filed 2015-11-23
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

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

Not Applicable

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November [18], 2015
Common Stock, $0.00001 par value	[72,295,921]

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended September 30, 2015

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,286	$115,398
Accounts receivable	3,287	10,453
Accounts receivable - related party	306,403	225,000
Marketable securities	62,725	69,300
Prepaid expenses - debt issuance costs, net	112,902	331,664
Other current assets	41,155	-
Total Current Assets	588,758	751,815

PROPERTY AND EQUIPMENT, net	292,797	339,753

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	2,993,341	3,449,487

OTHER ASSETS
Non-current prepaid debt issuance costs	22,118	-
Deposits and deferred charges	58,552	73,755

TOTAL ASSETS	$3,955,566	$4,614,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$572,562	$448,133
Accounts payable - related party	44,000	-
Accrued legal settlement	-	100,000
Convertible notes, net of debt discount of $368,834 and $303,106, respectively	458,111	329,894
Note payable	-	340,000
Derivative liability	3,342,642	382,836
Current portion of long term convertible promissory note, net of debt discount of $77,546 and $295,128, respectively	4,422,454	4,204,872
Deferred revenue, related party	130,000	-
Current portion of equipment purchase contracts payable	17,023	17,023
Total Current Liabilities	8,986,791	5,822,758

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $119,601	71,369	-
Equipment purchase contracts payable	65,501	77,608
Asset retirement obligation	93,169	162,321

Total Long-Term Liabilities	230,039	239,929

TOTAL LIABILITIES	9,216,830	6,062,687

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, 100,000,000 shares authorized at par value of $0.00001; 66,290,865 and 38,040,046 shares issued; and 63,190,865 and 34,940,046 shares outstanding, respectively	632	350
Additional paid-in capital	8,859,550	8,058,665
Stock subscription receivable	(3,500)	(3,500)
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,156,000)	(2,148,300)
Retained deficit	(9,948,566)	(5,341,712)

TOTAL STOCKHOLDERS’ DEFICIT	(5,261,264)	(1,447,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,955,566	$4,614,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Oil and gas revenues	$9,030	$47,649	$47,658	$122,363
Operating income from escrowed property - related party	-	-	250,000	-
Related party income from contract development operations	13,500	975,000	425,279	975,000

Total Revenues	22,530	1,022,649	722,937	1,097,363
COSTS & OPERATING EXPENSES

Operating and production costs	12,559	69,065	67,521	363,140
Costs of contract development operations	59,349	328,189	178,630	328,189
Depreciation and amortization	17,251	9,699	51,321	22,296
Property and other operating taxes	-	3,978	2,621	6,589
Accretion on asset retirement obligation	3,000	4,296	9,000	12,888
General and administrative	275,334	373,604	1,130,211	1,669,899

Total Operating Expenses	367,493	788,830	1,439,303	2,403,001

OPERATING INCOME (LOSS)	(344,964)	233,819	(716,366)	(1,305,638)

OTHER INCOME (EXPENSES)
Gain on sale of lease	-	93,448	-	93,448
Interest expense, net	(2,944,428)	(555,617)	(4,453,472)	(888,868)
Gain on change in the fair value of derivative liability	417,102	113,068	549,059	123,528
Gain on sale of property and equipment	-	-	930	-
Related party investment income	-	-	12,994	-
Loss on extinguishment of debt	-	-	-	(76,581)

Total Other Income (Expenses)	(2,527,326)	(349,101)	(3,890,489)	(748,473)

NET LOSS	$(2,872,289)	$(115,282)	$(4,606,854)	$(2,054,111)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in value of investments	-	-	(7,700)	35

NET COMPREHENSIVE LOSS	$(2,872,289)	$(115,282)	$(4,614,554)	$(2,054,076)

Loss per share of common stock (basic & diluted)	$(0.06)	$(0.00)	$(0.12)	$(0.06)

Weighted average shares outstanding	48,400,900	35,128,576	39,797,864	35,865,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total
Balance at December 31, 2013	35,944,750	$359	$5,293,772	$(3,500)	$-	$(2,850,318)	$(2,193,765)	$246,548

Common stock issued for cash	699,929	7	195,968	-	-	-	-	195,975

Common stock issued for services	922,867	9	415,211	-	-	-	-	415,220

Common stock issued for settlement of accounts payable	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for purchase of oil and gas properties	50,000	1	34,999	-	-	-	-	35,000

Common stock issued for conversion of debt	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible notes	-	-	519,286	-	-	-	-	519,286

Treasury stock received for assets transferred to related party	(3,100,000)	(31)	1,356,308	-	(2,013,380)	-	-	(657,103)

Common stock issued to pay interest on debt	50,000	1	34,999	-	-	-	-	35,000

Common stock cancelled upon lease expiration	(15,000)	-	(18,750)	-	-	-	-	(18,750)

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	45,465	45,465

Net loss for the year ended December 31, 2014	-	-	-	-	-	(2,491,393)	-	(2,491,393)

Balance at December 31, 2014	34,940,046	$350	$8,058,665	$(3,500)	$(2,013,380)	$(5,341,712)	$(2,148,300)	$(1,447,877)

Common stock issued for services	248,874	2	92,281	-	-	-	-	92,283

Common stock issued employee bonus	100,000	1	40,000	-	-	-	-	40,000

Common stock issued for payment of short-term note payable interest and notes payable extension	530,000	5	119,495	-	-	-	-	119,500

Common stock cancelled	-33,333	-	(15,667)	-	-	-	-	(15,667)

Common stock issued to convert convertible note payable	27,405,278	274	564,777	-	-	-	-	565,051

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	(7,700)	(7,700)

Net loss for the nine months ended September 30, 2015	-	-	-	-	-	(4,606,854)		(4,606,854)

Balance at September 30, 2015	63,190,865	$632	$8,859,551	$(3,500)	$(2,013,380)	$(9,948,566)	$(2,156,000)	$(5,261,264)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,606,854)	$(2,054,111)
Other comprehensive income	-	-
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	51,321	22,297

Accretion	9,000	12,888
Amortization of debt discount	961,058	193,435
Amortization of pre-paid debt issuance costs	374,672	160,293
Stock based compensation	132,285	453,945
Loss on settlement of debt	-	76,581
Fair value of shares to be issued for services	44,000	-
Gain on change in fair value of derivative liability	(549,059)	(123,528)
Non-cash interest expense	2,623,803	204,772
Gain on sale of lease	-	(93,448)
Stock issued for interest expense	119,500	-
Common stock cancelled	(15,667)	-
Gain on sale of property and equipment	(931)	-

Changes in operating assets and liabilities:
Accounts receivable - related party	(81,403)	-
Accounts receivable	7,166	(1,189,225)
Unbilled costs on turnkey wells	-	(56,036)
Prepaid expenses	(41,155)
Other assets	14,078	(81,933)
Accounts payable and accrued expenses	(47,000)	349,550
Deferred revenue	130,000	-

Net Cash Used in Operating Activities	(875,186)	(2,124,520)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(3,434)	(231,738)
Purchase of oil and gas properties	(12,006)	(1,591,252)
Sale of oil and gas properties	50,000	-

Net Cash Used in Investing Activities	34,560	(1,822,990)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable -equipment	(12,108)	-
Payment of notes payable	(15,000)	296,000
Stock issued for cash	-	195,975
Payment of deferred financing costs	-	(515,000)
Net proceeds from convertible notes payable	814,622	4,750,000
Repayment of convertible notes payable	-	(469,256)

Net Cash Provided by Financing Activities	787,514	4,257,719

NET (DECREASE) INCREASE IN CASH	(53,112)	310,209
CASH AT BEGINNING OF PERIOD	115,398	18,694

CASH AT END OF PERIOD	$62,286	$328,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest		$18,134	$19,708
Income Taxes		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on AFS securities		$7,700	$(35)
Reduction in note payable for reduction in purchase price of oil properties		$340,000	$60,000
Extinguishment of derivative liability		$-	$22,069
Derivative liability on convertible notes payable and warrants at inception		$3,643,326	$544,772
ARO estimate on assets purchased		$78,152	$143,303
Common stock issued for prepaid services	$		$438,600
Common stock issued for conversion of debt		$565,051	$174,807
Beneficial conversion feature on warrants issued concurrent with convertible note		$-	$519,289
Common stock issued for oil and gas properties		$-	$35,000
Common stock issued for prepaid interest		$-	$35,000
Common stock cancelled for assets transferred to related party		$-	$657,106
Purchase of fixed assets through financing		$-	$55,753
Common stock returned reflecting employment agreement changes		$-	$207,302
Common stock issued for settlement of accounts payable		$-	$30,000
Loan extension fees		$71,429	$-
Reversal of derivative liability and debt discount on convertible notes payable		$131,902	$-
Original issue discount on convertible note payable		$106,600	$90,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Periods Ended September 30, 2015 and December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited consolidated financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

On April 30, 2015 the Company formed High Performance Energy Fund Corporation, a Delaware corporation (“High Performance”), for the purposes of identifying, developing and financing new prospective oil and gas properties. High Performance is a wholly-owned subsidiary of the Company.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of September 30, 2015 and December 31, 2014 there were no proved reserves.

During the nine months ended September 30, 2015, the Company disposed of its working interests in the Stroebel-Broyles leases in Eastland County, Texas. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and to record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $93,169 and $162,321 as of September 30, 2015 and December 31, 2014, respectively. The reduction in the ARO at September 30, 2015 reflects the aforementioned sale of the Stroebel-Broyles leases in March of 2015. The Company accreted $9,000 and $12,888 to ARO during the nine months ended September 30, 2015 and 2014, respectively.

Revenue and Cost Recognition

The Company uses the sales method to account for the sales of crude oil and natural gas. Under this method, revenues are recognized based on the actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending September 30, 2015 and December 31, 2014 there were no such differences.

The Company has agreed with the Bradford JV and Keystone Energy, LLC to provide drilling, infrastructure and work-over services to support the development of certain oil leases. The revenue and costs arising from the drilling and other services are matched and recorded as income and expense as each project is completed in accordance with their agreements, effectively recognizing income on the percentage of completion basis.

Costs associated with the production of oil and gas (sometimes referred to as “lifting costs”) are expensed in the period incurred.

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At September 30, 2015 and December 31, 2014, no reserve for doubtful accounts was needed.

New Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating possible effect of this guidance on future disclosures.

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

NOTE 2 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently utilizes revenues from the sale of crude oil and natural gas and contract drilling and operating services plus the proceeds from the private sales of common stock and/or convertible debt instruments to fund its operating expenses. The Company’s minimal cash flows from operations, working capital deficit and the projected cost of capital improvements of its oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of oil and gas, providing additional contract drilling and operating services for the development of proven undeveloped shallow oil projects and by the sale of debt securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels as of September 30, 2015 and December 31, 2014.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2015 and December 31, 2014, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$62,725	-	-	$62,725
Total	$62,725	-	-	$62,725
Liabilities
Derivative liability	-	-	$3,342,642	$3,342,642
Total	-	-	$3,342,642	$3,342,642

Assets and liabilities at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$69,300	-	-	$69,300
Total	$69,300	-	-	$69,300
Liabilities
Derivative liability	-	-	$382,836	$382,836
Total	-	-	$382,836	$382,836

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

2015
Balance, December 31, 2014	$382,836
Initial fair value of debt derivatives at note issuances	3,643,326
Reversal of derivative liability and offset with debt discount and interest expense	(131,902)
Other adjustments	(2,559)
Mark-to-market at September 30, 2015 -Embedded debt derivatives	(549,059)
Balance, September 30, 2015	$3,342,642

Net gain for the period included in earnings relating to the liabilities held at September 30, 2015	$549,059

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - STOCKHOLDERS’ DEFICIT

At December 31, 2014 the Company had 34,940,046 shares of common stock outstanding.

During the nine months ended September 30, 2015, the Company issued 248,874 shares of common stock for services valued at fair market value of $92,283. This charge was expensed during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 100,000 shares of common stock valued at $40,000 as part of an employment agreement with an officer of the Company.

During the nine months ended September 30, 2015 the Company issued 30,000 shares of common stock valued at fair market value of $12,000 as payment for interest under a short-term note payable issued in 2014.

During the nine months ended September 30, 2015, the Company issued 69,697 shares of stock, valued at $23,000 in a debenture conversion.

During the nine months ended September 30, 2015, the Company issued 500,000 shares of stock, valued at a fair market value of $107,500 as consideration for the extension of a short-term note and the interest payable thereon.

During the nine months ended September 30, 2015, the Company issued 27,335,581 shares of stock, valued at $542,051 for the conversion of short-term notes payable.

During the nine month period ending September 30, 2015 the Company cancelled 33,333 shares of common stock valued at $15,667.

As of September 30, 2015 the Company had 63,190,865 shares of common stock outstanding.

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

The Company had determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 created a related party relationship and as such has reported the billed revenues and any unpaid accounts receivable balances as related party transactions in the financial statements. During the three and nine months ended September 30, 2015, the Company received $nil and $12,994 in revenue related to the investment. The income has been included in other income for the nine months ended September 30, 2015.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a former officer and significant shareholder of the Company in exchange for the return of 3,100,000 shares of the Company’s common stock. As a part of the transaction, the Company returned a $20,000 bond received in a prior year from the related party.

Related party receivables were $306,403 and $225,000 at September 30, 2015 and December 31, 2014, respectively. Related party payables are $44,000 at September 30, 2015 and nil at December 31, 2014, respectively. Deferred revenue from related party is $130,000 at September 30, 2015 and nil at December 31, 2014.

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

In March 2014, the Company issued senior secured convertible promissory notes in an aggregate principal amount of $3,225,000 (the “Senior Secured Convertible Notes”) together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The Senior Secured Convertible Notes bear interest at a rate of 12.0% per annum until they mature on December 15, 2015 or are converted. The note is secured by senior secured interest in the assets of the Company’s working interest in the Dawson-Conway Lease, Powers-Sanders Lease, and Stroebel-Broyles Lease and a pledge of a number of shares of restricted Stock (the “Stock Coverage”) whose value based on the bid price of the Stock is twice (or 200%) the amount in outstanding and unpaid principal and interest of the Notes.

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

The Company amortized debt discount $224,924 to current operations as a component of interest expense for the year ended December 31, 2014. During the nine months ended September 30, 2015 the Company amortized an additional $217,582 to current operations as a component of interest expense.

Through the end of December 2014, the Company had paid $515,000 in commissions and fees related to the financing. Of the foregoing total $220,837 had been amortized as a component of interest expense while the remaining balance of $294,163 is classified as pre-paid debt issuance costs on the balance sheet at December 31, 2014. During the nine month period ended September 30, 2015 the Company amortized an additional $221,162 of the commissions and fees to interest expense leaving a balance of $73,001 classified as pre-paid debt issuance costs on the balance sheet at September 30, 2015.

The Company failed to make the $270,000 semi-annual interest payment that was due to the noteholders on July 31, 2015 under the terms of the senior secured convertible promissory notes in an aggregate principal amount of $4,500,000 issued by the Company in 2014. The Company has held several telephone conference calls with the noteholders and has been in continuous contact with Syndicated Capital, the placement agent for the Notes and representative of the noteholders, to discuss plans to bring the interest payment to a current status. To date, the noteholders have elected not to exercise their rights to trigger certain default provisions under the senior secured promissory notes. The Company has calculated a derivative liability on the note principle payable of $4,500,000 and accrued interest of $405,000 at September 30, 2015. In July 2015 the Company identified embedded derivatives related to the theoretical default of the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $2,105,115 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.11%

The Company charged to operations initial fair value of $2,105,115 as interest expense during the nine months ended September 30, 2015.

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

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company has the following notes payable outstanding at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Promissory notes	$-	$340,000
Total	-	340,000
Less: Current portion	-	(340,000)
Long-term portion	$-	$-

July 2013, NOTE PAYABLE:

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases covering 618 acres of land located in Shackelford County, Texas (the “Dawson-Conway Leases”) for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase (the “HLA Note”). The promissory note accrues interest at 6% per annum, is due two years from issuance and is secured by the Dawson-Conway Leases. During March of 2014, pursuant to property title related issues, the note was reduced to $340,000. All of other terms of the note agreement remain unchanged. The Company has treated the reduction as an adjustment to the purchase price of the properties. At December 31, 2014, the $340,000 balance of the HLA Note remained outstanding. Pursuant to a partial default judgement awarded in favor of the Company on August 5, 2015, the Company was relieved of any responsibility for repayment of the HLA Note. Accordingly, the Company has removed the HLA Note from the liability section of the balance sheet and has treated the previously outstanding balance of $340,000 as a reduction to the carrying value of the properties as of September 30, 2015. In addition, the $10,200 of accrued and unpaid interest payable under the HLA Note, previously recorded during the first six months of 2015, was reversed during the quarter ended September 30, 2015.

See Note 10, Commitments and Contingencies regarding legal proceedings relating to this transaction.

September 11, 2014, NOTE PAYABLE:

On September 11, 2014, the Company issued a 90 day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, the Company issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued resulting in a credit to common stock of $35,000 which is being amortized over the 90 days to maturity of the note. During December 2014 the Company repaid the note principal in cash, during January 2015 the Company paid the interest by issuing 30,000 shares of common stock valued at $12,000.

The Company has the following convertible notes payable outstanding at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Promissory notes	$1,017,915	$633,000
Unamortized debt discount	(488,435)	(303,106)
Total	529,480	329,894
Less: Current portion	(458,111)	(329,894)
Long-term portion	$71,369	$-

September 22, 2014, NOTE PAYABLE:

On September 22, 2014, the Company issued a short term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note is due 180 days after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment $340,000. During April 2015, the Company completed an agreement to extend the repayment date to May 10, 2015 and issued 250,000 shares of common stock valued at $55,000 during the six months ended June 30, 2015 as interest expense. The extension was treated as effective on the due date, March 19, 2015 and the value of the stock to be issued was included as accrued expense and interest was charged $87,500 during the quarter, based upon the trading value of the common stock at the date issued. In connection with a second extension, the value of the common stock was reduced to $55,000 and a credit to interest of $32,500 was recorded in connection with the transaction. On May 10, 2015, the noteholder agreed to extend the due date another 45 days and the Company issued 250,000 shares of common stock valued at $52,500 as consideration during the nine months ended September 30, 2015 as interest expense. In connection with a third extension, the Company recorded $5,000 during the nine months ended September 30, 2015.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 80% of an average of the lowest 3-day closing price during the immediate 20 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $90,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. During the year ended December 31, 2014, the company amortized $52,500 to current period operations as interest expense. During the period ended September 30, 2015 the balance of the prepaid debt issuance of cost $37,500 was amortized to current operations as interest expense.

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

During the period ended September 30, 2015, the Company extended the repayment date on three occasions and issued common stock to the note holder as consideration for the extension concessions. The Company issued 250,000 shares on May 5, 2015 and an additional 250,000 shares on May 28, 2015. The shares were valued based upon an agreed formula consistent with the conversion terms applied to the embedded derivative. The 500,000 shares of common stock was valued at $107,500 which was charged to interest during the second quarter. The Company has completed a third extension, for which it paid $5,000 for legal fees incurred by the note holder. As of September 30, 2015 the balance of the note is $278,370 and it was due on August 8, 2015. The note is currently in default and the Company and the note holder have agreed to arbitration in 2016.

The fair value of the described embedded derivative of $139,299 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.02%

During the nine months September 30, 2015, the Company adjusted the fair value of the derivative liability resulting in a non-cash non-operating gain of $111,626.

Additionally the creditor agreed to accept 967,742 shares of the Company’s common stock in satisfaction of $71,640 in debt. The conversion was accounted for as a reduction in the debt and a credit to stockholders’ equity.

December 23, 2014, NOTE PAYABLE:

On December 23, 2014, the Company issued a short term convertible promissory note payable to an unrelated entity. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as a legal fees related to this credit facility. The repayment of the note is due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment will be $120,000 if paid on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the calculation of the conversion notice.

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

At March 31, 2015 and December 31, 2014, the note balance outstanding was $123,370 and $110,000, respectively.

During the period ended September 30, 2015, the prepayment term expired and the conversion feature became operative as of June 23, 2015. In connection with the change in the status of the note, it was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of June 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2015 the Company determined a fair value of $130,000 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.68%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $130,000 was allocated as a debt discount up to the proceeds of the note ($110,000) with the remainder ($20,000) charged to operations as interest expense during nine months ended September 30, 2015. Additionally the creditor agreed to accept 7,396,917 shares of the Company’s common stock in satisfaction of $106,601 in debt. The conversion was accounted for as a reduction in the debt and a credit to stockholders’ equity. Finally, the Company amortized the proportionate share of the Beneficial Conversion Feature, reducing the value to $90,151 and charging amortization expense that amount.

During the nine months ended September 30, 2015, the Note Holder converted $91,233 from the note into 7,140,787 shares of the Company’s common stock. As of September 30, the note obligation had been reduced to $10,198. The derivative liability had also been reduced to $9,861. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	243.89%
Risk free rate:	0.08%

During the nine months ended September 30, 2015, the Company adjusted the fair value of the derivative liability resulting in a non-cash non-operating gain of $120,137.

January 12, 2015 NOTE PAYABLE:

On January 12, 2015, the Company issued a one year promissory note payable of $100,000, due January 12, 2016, with an unrelated entity. Under the terms of the note, the Company received $90,000 and was charged an original issue discount of $5,000. The Company was also charged $5,000 as legal fees related to this credit facility. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $120% of the principle and any accrued interest. At September 30, 2015, the outstanding balance, subject to prepayment was $38,350. During the period ended September 30, 2015, the Company recognized interest in the amount of $6,364 and amortized the original issue discount in the amount of $7,151 as additional interest expense.

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

At June 30, 2015, the Company had recognized a Beneficial Conversion Feature of $98,444 on July 12, 2015.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of September 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At September 30, 2015 the Company determined a fair value of $35,026 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	243.89%
Risk free rate:	0.08%

During the nine months ended September 30, 2015, the Company charged to operations amortization expense of $89,775. During the nine months ended September 30, 2015, the Company adjusted the fair value of the derivative liability resulting in a non-cash non-operating gain of $63,418. At September 30, 2015 the outstanding balance of the note was $38,350. Additionally the creditor agreed to accept 2,833,442 shares of the Company’s common stock in satisfaction of $68,024 in debt. The conversion was accounted for as a reduction in the debt and a credit to stockholders’ equity.

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

The Company recognized a Beneficial Conversion Feature of $88,331 on July 9, 2015.

During the period ended September 30, 2015, the Company recognized a net credit to interest in the amount of $(14,422) (due to the elimination of the prepayment penalty amount of $15,104) and amortized the original issue discount in the amount of $3,813 as additional interest expense.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of September 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At September 30, 2015 the Company determined a fair value of $1,652 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.55%
Risk free rate:	0.05%

The outstanding balance of the note at September 30, 2015 with accrued interest was $3,322.

During the nine months ended September 30, 2015, the Company charged to operations amortization expense of $87,356. During the nine months ended September 30, 2015, the Company adjusted the fair value of the derivative liability resulting in a non-cash non-operating gain of $86,679. Additionally the creditor agreed to accept 4,169,691 shares of the Company’s common stock in satisfaction of $115,482 in debt. The conversion was accounted for as a reduction in the debt and a credit to stockholders’ equity.

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

The note was issued with an original issue discount of $5,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. Through the period ended September 30, 2015, $1,675 has been charged to interest expense.

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

The initial fair values of the embedded debt derivative of $119,228 was allocated as a debt discount of $55,000 with the remainder ($64,228) charged to operations as interest expense during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company charged to operations amortization expense of $34,632. During the nine months ended September 30, 2015, the note holder elected to convert $26,485 of the debt into 2,433,596 shares of the Company’s common stock. The embedded derivative liability was reviewed and adjusted to $82,449. The net adjustment, of $36,779 was credited to gain on change in derivative liability, a non-operating, non-cash transaction during the nine months ended September 30, 2015. The fair value of the derivative was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	256.02%
Risk free rate:	0.11%

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

The prepayment term expired and the conversion feature became operative as of July 28, 2015. In connection with the change, the note was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of June 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2015, the Company determined a fair value of $103,032 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	187.59%
Risk free rate:	0.24%

The Company had recognized a Beneficial Conversion Feature of $61,600 with the remainder ($41,432) charged to operations as interest expense during the nine months ended September 30, 2015.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of September 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At September 30, 2015, the Company determined a fair value of $64,078 of the embedded derivative. The net adjustment of $38,954 was credited to gain on change in derivative liability, a non-operating, non-cash transaction during the nine months ended September 30, 2015. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.33%

During the nine months ended September 30, 2015, the creditor elected to convert $34,286 of the obligation to the Company’s common stock under the terms of the convertible note. The Company issued 2,000,000 shares of its common stock based on an average exchange rate of $0.018 per share.

The Company charged $42,673 to amortization expense during the nine months ended September 30, 2015, leaving the balance of $18,927. The note also accrued $14,021 interest which was charged to current period interest. The balance of the note at September 30, 2015 was $27,314.

March 18, 2015, NOTE PAYABLE:

On March 18, 2015, the Company issued a two-year promissory note payable of $60,000, due March 18, 2017 with an unrelated entity. Under the terms of the note, the Company received $54,000 and was charged an original issue discount of $6,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s common stock. If paid in cash, during the initial 90 days, the repayment will be 115% of the principle and accrued interest. During the succeeding 90 day prepayment period, the repayment will be $130% of the principle and any accrued interest. If the creditor elects to convert the note to stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date.

During the quarter ended September 30, 2015, the outstanding balance, subject to prepayment was converted to the convertible note conditions as follows: Prepayment interest was removed by crediting interest expense $19,778 during the nine months ended September 30, 2015.

The prepayment term expired and the conversion feature became operative as of September 14, 2015. In connection with the change, the note was transferred to convertible note status. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into as of September 30, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note provisions and to adjust the fair value as of each subsequent balance sheet date. At September 30, 2015, the Company determined a fair value of $128,192 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.08%

The Company had recognized a Beneficial Conversion Feature of $60,000 with the remainder ($68,192) charged to operations as interest expense during the nine months ended September 30, 2015. During the period ended September 30, 2015, the Company recognized interest expense in the amount of $2,578 and amortized the original issue discount in the amount of $4,033 as additional interest expense. At September 30, 2015, the balance of the note is $48,655.

During September the creditor elected to convert under the terms of the note, $13,923 of the note obligation to 2,100,000 shares of the Company’s common stock at a price of $0.007.

March 18, 2015, NOTE PAYABLE:

On March 18, 2015, the Company issued a two year convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $54,000. The repayment of the note is due on or before March 18, 2017, two years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. The note was not prepaid by June 18, 2015, and accordingly the Company was charged 12% interest, bringing the note obligation to $72,000 at maturity. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the principal repayment is to be $60,000 (including an original issue discount of $4,000), and the interest is to be $12,000 since the note was not prepaid by June 18, 2015.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice.

The note was issued with an original issue discount of $6,000 and a charge for legal fees of $4,000. The Company recorded the costs as prepaid debt issuance cost which is amortized over the term of the note. As of June 30, 2015 the Company accounted for the note as a convertible note payable. As of June 30, 2015, the Company identified embedded derivatives related to the note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible promissory note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the note, the Company determined a fair value of $86,665 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	174.28%
Risk free rate:	0.57%

The initial fair value of the embedded debt derivative of $86,665 was allocated as a debt discount of $43,448 with the remainder ($43,217) charged to operations as interest expense at March 18, 2015.

On September 30, 2015, no additional interest was incurred as there is only a one time charge of 12% under the note, the interest was to be recorded 60 days after the note was issued. During the period from March 18, 2015 to September 30, 2015 the derivative liability was increased to $124,378 with a charge to expense from change in derivative liability during the nine months ended September 30, 2015 of $37,313. During the nine months ended the beneficial conversion feature and the prepaid loan costs of $20,901 and $2,860 were amortized and charged to interest, respectively. The change in derivative liability was determined using the Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.33%

During September of 2015, the creditor elected to convert $14,812 of note obligation into 3,940,000 shares of the Company’s common stock at an average price of $0.004 per share. At September 30, 2015 the outstanding balance due was $52,837.

April 6, 2015, NOTE PAYABLE:

On April 6, 2015, the Company issued a nine-month promissory note payable of $60,000, due January 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $54,750 and was charged an original issue discount of $5,250. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 125% to 150% of the principal and any accrued interest. The outstanding obligation at September 30, 2015 was adjusted to $66,000, based upon interest of 10% being assessed after 90 days.

During the quarter ended September 30, 2015, the derivative liability was adjusted to $160,526. The liability is charged as follows: $60,000 to the Beneficial Conversion Feature, $100,526 to interest expense. The derivative liability was determined using the Black-Scholes Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.24%

During the nine months ended September 30, 2015, $3,379 of prepaid debt financing costs were amortized and charged to interest expense.

May 1, 2015, NOTE PAYABLE:

On May 1, 2015, the Company issued a nine-month promissory note payable of $59,000, due February 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $55,000 and was charged prepaid loan costs of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 115% to 130% of the principal and any accrued interest. The outstanding obligation at September 30, 2015 was adjusted to $72,428. During the nine months ended September 30, 2015 interest of $13,428 and amortization of original issue discount expense of $3,018 was charged to operations.

May 8, 2015, NOTE PAYABLE:

On May 8, 2015, the Company issued a ten-month convertible promissory note payable of $145,000 to an unrelated entity. Under the terms of the note, the third party creditors were bought out by the note holder and the Company entered into an arrangement to encourage the conversion of the credit facility into common stock. At September 30, 2015, the noteholder had converted $90,894 of the $145,000 note to 1,494,193 shares of common stock. The conversion price of the stock issued in connection with the note ranged from $0.014 to $0.22 based upon the conversion calculation which includes a 30% discount to the Company’s stock, based upon stock market quotations.

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

The initial fair value of the embedded debt derivative of $147,426 was allocated as a debt discount.

The derivative liability was reduced by $123,730 to $23,697 with a credit to gain from change in derivative liability during the nine months ended September 30, 2015. The change in derivative liability was determined using the Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.08%

Interest expense arising from the amortization of the beneficial conversion feature and the stated interest included in the note terms was charged $124,690.

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

On September 30, 2015, interest of $4,774 was incurred under the note, the interest was to be recorded 60 days after the note was issued at 12%. There will be no additional interest due under the note. On September 30, 2015, the embedded derivative liability was reviewed and adjusted to $55,661. The derivative liability was reduced by $50,357 with a credit to gain from change in derivative liability during the nine months ended September 30, 2015. The beneficial conversion feature and the prepaid loan costs were amortized of $46,502 and $9,652, respectively during the nine months ended September 30, 2015. The change in derivative liability was determined using the Black Scholes option model calculation with the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.08%

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

The original issue discount of $10,000 and the $11,000 legal fees have been recorded as prepaid debt issuance cost which is amortized over the term of the note. Additionally, the Beneficial Conversion Feature of $121,000 has also been amortized and recorded as interest expense. During the period ended September 30, 2015, amortization of beneficial conversion feature of $39,672 and deferred financing cost of $6,886 was charged to interest expense during the nine months ended September 30, 2015.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in June 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $120,311 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	180.03%
Risk free rate:	0.26%

The initial fair value of the embedded debt derivative of $120,311 was allocated as a debt discount of $120,311.

At September 30, 2015, the derivative was re-evaluated and the amount was increased by $98,571 to $218,882. The corresponding charge was to loss on change in derivative liability, a non-cash expense during the nine months ended September 30, 2015. The note was increased for the accrued interest of $4,774. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.08%

July 17, 2015, Note Payable

On July 17, 2015, the Company issued a twelve-month convertible note to an unrelated party with a face amount of $57,750. The note contains an original issue discount of $5,000 and bears interest on the face amount at the rate of 8% per annum. The loan is due on July 17, 2016 and includes a convertible feature that allows the note holder to be paid in common stock of the Company. Any shares converted by the note holder will be valued at 60% of the lowest trading value during the 20 days immediately preceding the conversion. The note may be prepaid within 90 days of issuance at 110% of the principal amount plus accrued interest, and at 120% of principal plus accrued interest if prepaid after 90 days from the date of issuance but before 180 days of such date. The note may not be prepaid after 180 days. In the event of a default under the note, interest accrues at the rate of 24% per annum. In the event the Company fails to deliver shares of its common stock upon conversion within the time frames provided for in the note, the Company is subject to a $250 penalty per day increasing to $500 per day beginning on the 10th day after the prescribed delivery date. Further, in the event the Company is no longer current in its SEC filings for a period of six months or more, the conversion price shall be the lowest closing bid price during the delinquency period.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $72,520 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	238.70%
Risk free rate:	0.33%

The initial fair value of the embedded debt derivative of $72,520 was allocated as a debt discount.

At September 30, 2015, the derivative was re-evaluated and the amount was increased by $54,630 to $127,150. The corresponding charge was to loss on change in derivative liability, a non-cash expense during the nine months ended September 30, 2015. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.08%

The note was increased for the accrued interest of $970. Additionally, the beneficial conversion feature and the prepaid finance charges were amortized during the period in the amount of $16,999, which were charged to interest.

August 27, 2015, NOTE PAYABLE:

On March 18, 2015, the Company issued a two year convertible promissory note payable with an unrelated entity. Under the terms of the note, the Company received $25,000 on August 27, 2015. The repayment of the note is due on or before March 18, 2017, two years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $26,026 for the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	238.70%
Risk free rate:	0.33%

The initial fair values of the embedded debt derivative of $26,026 was allocated as a debt discount.

At September 30, 2015, the derivative was re-evaluated and the amount was increased by $39,264 to $65,290. The corresponding charge was to loss on change in derivative liability, a non-cash expense during the nine months ended September 30, 2015. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	255.01%
Risk free rate:	0.08%

The beneficial conversion feature and the prepaid finance charges of $1,555 and $149, respectively were amortized during the period, which were charged to interest.

Other Notes:

During the period ended September 30, 2015, the Company repaid by cash $15,000 of the convertible notes payable issued in 2013 and issued 69,697 shares to convert $23,000 convertible notes issued in 2013.

During the nine months ended September 30, 2015, noteholders of $145,000 of convertible notes payable entered into an assignment agreement and assigned their debts to other note holder. The Company issued convertible note payable of $145,000 on May 8, 2015 - see above.

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

On September 10, 2013, the Company and the warrant holders agreed to amend the Class A and Class B warrant agreements whereby the warrant holders waived any rights to exercise warrants that had not been exercised as of the amendment date.

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

On February 25, 2015, the Company entered into an agreement with Syndicated Capital, Inc. (the “Holder”) granting Syndicated Capital, Inc. the right to subscribe for and purchase 450,000 shares of the Company’s common stock at an initial purchase price of $1.00 per share. This right will expire, if not terminated earlier in accordance with the provisions of the agreement, on December 31, 2019.

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

The initial fair values of the embedded warrants derivative of $151,091 charged to operations as interest expense at February 25, 2015. The fair value was adjusted to $1,384 and a gain on change in derivative liability was recorded in the amount of $149,707 for the nine months ended September 30, 2015. The fair value of the embedded derivative was determined using the Black-Scholes Model based upon the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	1.10%

NOTE 9 - Participation Interest Purchase Agreement

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

As payment in full for the Participation Interests and the Oil and Gas Properties, Keystone Energy agreed to, within 365 days following execution of the Purchase Agreement, pay to the Sellers the aggregate cash amount of $1,575,000 (the “Cash Purchase Price”). As to the Company’s twenty (20) Participation Interests, the Purchase Agreement additionally provided that Cardinal would (i) be presently paid the amount of $250,000 included in the cash purchase amount in consideration of the Company’s assignment thereunder to Keystone Energy of the beneficial interest in ten (10) of its twenty (20) Participation Interests and (ii) as to the other ten (10) of the Company’s Participation Interests, exchange the Company’s rights therein to Keystone for a five (5%) percent equity ownership interest in Keystone Energy. The Participation Interests of all Sellers acquired under the Purchase Agreement were designated to be and are being held in escrow pending the acquisition of all of the Sellers Participation Interests or the expiration of the 365 day period, whichever occurs first. As of September 30, 2015, the balance of the cash purchase amount was $1,075,000 reflecting the balance of the 43 remaining Participation Interests which Keystone Energy remains obligated to purchase under the terms of the Purchase Agreement.

The $250,000 received by the Company for the Company’s ten (10) Participation Interests for Keystone’s right to beneficial enjoyment thereof is not subject to forfeiture by the Company under any circumstances. For financial reporting purposes the Company has recognized this amount as a component of related party operating revenues during the nine months ended September 30, 2015.

The exchange of the other ten (10) Cardinal Participation Interests for a 5% equity interest in Keystone Energy has been reported as an income tax neutral, tax-deferred, property for property exchange in accordance with applicable provisions of federal income tax law and is reflected on the balance sheet at September 30, 2015 as an investment in oil and gas properties valued at it’s fair market value of $250,000.

The Purchase Agreement further provided that Keystone would deliver to CEGX of Texas, as irrevocable consideration, an initial advance in an amount of $250,000 for improvements to be made to the Oil and Gas Properties. The amount is not subject to refund or forfeiture and has been included in related party operating revenues from contract operations during the nine months ended September 30, 2015.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc.(Case No. 2015-028, 259th Judicial District Shackelford County, Texas) .

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18th 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. As of the date of this report, the case is still in the early stages of discovery.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas) .

The lawsuit was filed on May 22, 2015. The lawsuit alleges a cause of action against the above named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants and the case is in the early stages of discovery.

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

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC (“SEDCO”) , ERCO Holdings, Ltd (“ERCO”), Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259th Judicial District) .

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

To date, only Defendants Cies/Terlingua and Elks have answered the lawsuit.

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

The Company’s out-of-pocket damages as a result of the claims asserted in this lawsuit have been calculated at $1,735,765. Adding the claims for attorneys’ fees, and other damages, including punitive damages as a result of the intentional fraudulent conduct, the Company’s damages exceed $2,000,000. At present, we are in the process of attempting to obtain a judgment for damages against Philip Allen, individually, HLA Interests, LLC, SEDCO, and ERCO.

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. As of the date of this report, discovery remains ongoing. Trial is currently scheduled for April 26, 2016.

On September 11, 2015 Tonaquint, Inc. (“Tonaquint”) filed for arbitration under a Securities Purchase Agreement and Convertible Promissory Note, claiming that the Company is in default for failing to deliver all earned shares, failing to satisfy the remaining balance of the note and failing to maintain adequate stock reserves. The Company has answered, denying the claims and asserting that Company has satisfied its obligations with respect to the Tonaquint Note. Arbitration is scheduled for February 11 & 12, 2016 in Salt Lake City, Utah.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of September 30, 2015.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these unaudited condensed consolidated financial statements and there are no material subsequent events to report, except as follows.

Equity Issued

Subsequent to the quarter ended September 30, 2015 the Company issued:

9,105,056 shares, valued at $29,752 for the conversion of notes payable.

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

We are engaged in the business of acquiring, developing and operating oil and gas leases. These operations are primarily focused on properties in which we hold a leasehold interest. We may however, from time to time, offer our drilling and field development and production services to third parties. We are focused on growth via the development of shallow proven undeveloped reserves in or adjacent to currently producing fields, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by the selected application of waterflood and other secondary recovery techniques to mature but marginally producing fields throughout north-central Texas. We may enter into agreements with mid-sized and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

The Company differentiates itself in the marketplace by focusing on smaller older oil and gas properties that have been allowed to deplete because of either multiple changes in ownership or due to a lack of capital required to maintain production rates. We have focused our operations in north-central Texas. These properties generally feature simple vertical well completions which typically produce from relatively shallow (in most cases from 400 ft. to 2,000 ft. below the surface) reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties (absence of potential operating synergies) and/or because the required costs to optimize production levels is not compatible with their internal cost structures.

In June of 2014 we acquired a half-acre site in Albany, Texas. The complex contains offices, a shop area for repairing and reconditioning oilfield equipment and a secure yard for the storage of rolling stock and oilfield equipment and materials. The Company has spent approximately $170,000 to acquire and update the facilities which serve as the Company’s regional operations office in north-central Texas. The facility is fully insured for its estimated replacement value of $280,000.

As of December 31, 2014 the Company held interests 2,068 gross acres (1,279 net acres) of undeveloped oil and gas leases in north-central Texas. Due to the limited quantities of crude oil produced from these properties during 2014 these leases are considered to be “unproven” in terms of oil and gas reserves at December 31, 2014. Our net acreage total consists of the following interests; a 100% working interest (75%-77.5% net revenue interest) in the Dawson-Conway leases; a 100% working interest (80% net revenue interest) in the Powers-Sanders leases; a 100% working interest (78% net revenue interest) in the Stroebel lease; a 100% working interest (76% net revenue interest) in the Broyles lease; a 100% working interest (77% net revenue interest) in the West Bradford lease; a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect and by virtue of the Company’s acquisition of units in the Bradford JV an effective 18.75% working interest (15.0% net revenue interest) in the Bradford “A” and Bradford “B” leases. All of these interests, with the exception our initial 85% working interest in the Dawson-Conway leases, were acquired during 2014. The Company disposed of its working interests in the Stroebel-Broyles leases (235 gross acres) in Eastland County, Texas during the three months ended March 31, 2015 and transferred its interests in the Bradford “A” and Bradford “B” leases to Keystone Energy, LLC in June 2015 pursuant to a Participation Interest Purchase Agreement. The Company is the operator for all of the leases on these properties with the exception of the Fortune prospect.

Recent Developments

During the fourth quarter of 2014 the plugged well on the Fortune Prospect was re-drilled and completed in the prolific Caddo limestone formation and two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells has steadily declined from its peak to approximately 13 BOE/d for the first quarter of 2015 to just under 7 BOE per day during the second quarter of 2015 and approximately 3 BOE/d during the third quarter of 2015. Following the initial completion of the three producers the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company voted to remove the operator and in June 2015 filed suit in the District Court for Shackelford County seeking recovery of damages (please refer to Part II, Item 1 - Legal Proceedings of this report for additional details). Future development activities for the prospect have been placed on hold pending the outcome of the litigation.

At the close of the initial phase of development at December 31, 2014 the Company acquired a 20% percent interest in the Bradford JV for a cost of $500,000. The Bradford “A” and “B” leases at year-end 2014 were producing approximately 25 barrels of oil per day (“25 B/d”). Production at these leases drifted downwards during the first six months of 2015 reaching a low point of just under 13 B/d. In June 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC in a series of transactions which resulted in securing a line of credit initially totaling $2.6 million which will be specifically utilized to further develop the Bradford “A” and “B” leases. As a result of the transactions the Company has also acquired an initial 5% equity interest in Keystone Energy. In July 2015 the Company completed a drilling and re-work program at the leases which resulted in the addition of one new producing oil well, the addition of a new source water well and the re-perforating of an existing water source well, the drilling of a new water injection well, and the replacement of bottom-hole pumps in four oil producers. In September 2015 the Company added additional perforations and treated 10 wells in the tight sections of the Tannihill sands to enhance the results of the waterflood secondary recovery program at the leases. As a result of these programs we are seeing an initial increase of approximately 30% in the volumes of clean oil from our producing wells. The Company expects production to further increase once all the injection wells are completed and the waterflood is in full operation. If we achieve the expected results with the waterflood operation at Bradford, we may apply this operating strategy to our operations on neighboring leases.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The prospect is comprised of 200 acres and is located adjacent and to the west of the existing Bradford “A” and “B” leases. In July 2015, the Company drilled the initial well (Bradford West #1). We have perforated and treated the well, ran the production tubing and set the pump jack. In view of the sub-par results from the initial well, the Company is assessing various other development options for the property.

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

During the three months ended March 31, 2015, the Company completed the disposition of its working interests in the Stroebel-Broyles leases (235 gross acres) in Eastland County, Texas. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas. In May 2015, the Company filed suit in the District Court for Eastland County seeking disgorgement of the $30,000 in sales proceeds received by the defendants for the sale of the leases (please refer to Part II, Item 1 - Legal Proceedings of this report for additional details).

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests (“Participation Interests”) in the Bradford JV (collectively, the “Sellers”) sold to a third party their Participation Interests in certain oil and gas leases, along with the associated contracts and real property interests necessary and useful in the ownership and operation thereof, all situated in Shackelford County, Texas (the “Oil and Gas Leasehold”), (ii) the oil and gas wells located on the Oil and Gas Leasehold, along with the associated fixtures and personal property, including hydrocarbons produced therefrom (the “Wells”), and (iii) the rights to that certain Farmout Agreement between CEGX and Bluff Creed Petroleum, LLC for a total consideration of $1,825,000. Concurrent with the sale of the Participation Interests, the purchaser entered into an Operating Agreement with CEGX to conduct the drilling operations and related activities necessary to develop the properties. See Financial Statement Notes, Note 9 - Participation Interest Purchase Agreement included in this report for additional details.

We anticipate that the Bradford “A”, Bradford “B”, and Fortune projects will become important producing properties as we begin enhanced oil recovery. We anticipate having close to 20 new wells producing by the end of the fourth quarter of 2015 in keeping with our focus on the development of shallow oil and gas reserves in north-central Texas. This focus on the development of shallow reservoirs and the close proximity of our operating leases to one another and to our regional operations office in Albany, Texas should help us to reduce development cycle times while simultaneously driving downwards our lifting costs in 2015 and 2016.

Through the close of the quarter ended September 30, 2015, we have had nominal revenues, incurred losses since inception, been issued a going concern opinion by our auditors, and have relied primarily upon the sale of our securities and other assets to fund operations.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners. We have no plans to change our business activities and are not aware of any events or circumstances that might cause us to change our plans.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$1,500,000
Drilling and Well Workovers	$5,775,000
Lease Operating Costs	$400,000
General and Administrative Expenses	$2,200,000

Currently, we do not have sufficient cash flows from currently producing properties to fully fund our proposed budget and maintain operations for the current year. Accordingly, we will have to raise additional capital through either mineral conveyances (such as farmouts, production payments, net profits interests, or unitizations), entering into joint ventures with other parties to promote, develop and operate development drilling programs, the sale of interests in selected oil and gas properties, accessing bank financing facilities, the sale of debt and/or equity securities in both public and private transactions or via a combination of these and other sources.

Results of Operations

The results discussed below are for the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Revenues

For the three months ended September 30, 2015 revenues decreased to $22,530 compared to $1,022,649 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 revenues decreased to $722,937 compared to $1,097,363 for the nine months ended September 30, 2014. These decreases are primarily a result of lower revenues from contract drilling and operating income associated with the Company’s former interests in the Bradford JV, a reduction in oil and gas revenues stemming from lower crude oil prices, curtailed production due to mechanical and down-hole issues at some of our recently acquired Texas properties, and the absence of $4,869 in natural gas sales from our former lease in the Kirk field in northern California that were included in prior periods. We sold our California natural gas property effective April 1, 2014.

Operating and Production Costs

For the three months ended September 30, 2015 operating and production costs decreased to $12,559 compared to $69,065 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 operating and production costs decreased to $67,521 from $363,140 for the nine months ended September 30, 2014. The decreases were primarily due to a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases in Texas.

Costs of Contract Development Operations

For the three months ended September 30, 2015 costs of contract development operations decreased to $59,349 compared to $328,189 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 contract development costs decreased to $178,630 from $328,189 for the nine months ended September 30, 2014. The decreases reflect the timing and level of our operating expenses for services provided to the Bradford JV and Keystone Energy, LLC.

General and Administrative Expenses

For the three months ended September 30, 2015 general and administrative expenses decreased to $275,334 compared to $373,604 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 general and administrative expenses decreased to $1,130,211 compared to $1,669,899 for the nine months ended September 30, 2014. The decreases reflects the Company’s efforts to focus on our production and development activities while containing home office and public company administrative costs.

Depreciation, Depletion and Amortization

For the three months ended September 30, 2015 depreciation and amortization expense increased to $17,251 compared to $9,699 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 depreciation and amortization expense increased to $51,321 compared to $22,296 for the nine months ended September 30, 2014. These increases are mainly due to the purchases of additional information technology assets and rolling-stock required to support the Company’s operations.

Property and Operating Taxes

Property and other operating taxes were $nil for the three months ended September 30, 2015 compared to $3,978 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 property and other operating taxes totaled $2,621 versus $6,589 for the same period of 2014. The current year periods solely reflect production and severance taxes from our Texas properties. The prior year periods reflect production and severance taxes from our Texas properties and also include $458 in property taxes for our California natural gas property which was sold effective April 1, 2014.

Accretion on Asset Retirement Obligation

Accretion expense for the three months ended September 30, 2015 decreased to $3,000 compared to $4,296 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 accretion expensed totaled $9,000 versus $12,888 for the nine months ended September 30, 2014. These decreases reflect the adjustments to the estimated costs to abandon wells based on operating experience and adoption of Texas Railroad Commission guidelines and the removal of wells from the Company’s inventory of wells subject to future plugging and abandonment liability due to the sale of the Company’s California and Ohio wells effective April 1, 2014 and the sale of the Stroebel-Broyles leases in March 2015.

Other Income (Expenses)

Other expense for the three months ended September 30, 2015 totaled $2,527,326 compared to $349,101 for the three months ended September 30, 2014. Interest expense during the quarter ended September 30, 2015 was $2,944,428 versus $555,617 in the same quarter of 2014 and reflected the higher level of debt outstanding partially offset by a gain of $417,102 related to the change in the fair value of derivative liabilities.

Other expense for the nine months ended September 30, 2015 was $3,890,489 compared to $748,473 for the nine months ended September 30, 2014. Interest expense increased to $4,453,472 versus $888,868 reflecting the higher level of debt outstanding. The prior period included $76,581 of “premium” costs due to the early extinguishment of debt. During the nine months ended September 30, 2015 the Company recorded a gain on the fair value of derivative liabilities of $549,059 while the prior period included a gain on derivative liabilities of $123,528. The current year periods also benefited from $12,994 of related party investment income.

Net Loss

For the three months ended September 30, 2015 our net loss was $2,872,289 compared to a net loss of $115,282 for the three months ended September 30, 2014. The increase was a result of higher interest related costs and decreases in revenues partially offset by a reduction in operating expenses discussed above and translates into a loss of $0.06 per basic and diluted share for the three months ended September 30, 2015 compared to a loss of $0.00 per basic and diluted share for the three months ended September 30, 2014.

For the nine months ended September 30, 2015 our net loss was $4,606,854 compared to a net loss of $2,054,111 for the nine months ended September 30, 2014. The results reflect lower operating revenues net of the reduction in operating expenses and the increase in other expenses (primarily interest related expense) discussed above and translates into to a loss of $0.12 per basic and diluted share in the current period versus a loss of $0.06 per basic and diluted shares in 2014.

Financial Condition, Liquidity and Capital Resources

We used cash in operations of $875,186 during the nine months ended September 30, 2015 compared to $2,124,520 used during the nine months ended September 30, 2014. The decrease was due primarily to increases in non-cash interest expense, depreciation and amortization, amortization of debt discount, stock issued for interest expense and services, net of cancellations, partially offset by and decrease in accounts receivable related party and gain on change in fair value of derivative liability.

Net cash provided by investing activates was $34,560 during the nine months ended September 30, 2015 compared to net cash used in investing activities of $1,822,990 during the nine months ended September 30, 2014. In 2015, the cash was generated from the sale of oil and gas properties. In 2014, we used $1,591,252 to acquire and develop oil and gas properties and $231,738 to purchase other property and equipment.

Net cash provided by financing activities was $787,514 during the nine months ended September 30, 2015 compared to $4,257,719 provided during the same period in 2014. The funds in 2015 came primarily from the issuance of convertible short-term and long-term notes with maturities ranging from 180 days to two years. The funds in 2014 came primarily from the sales of the 12% senior secured convertible notes for $3,985,000 net of deferred financing costs of $515,000, $195,975 from the sale of stock for cash, and proceeds from the issuance of notes payable of $469,256, and proceeds from short-term notes of $296,000.

At September 30, 2015 we had cash on hand of $62,286 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis. As previously noted in the “Recent Developments” discussion earlier in this report, the Company expects to utilize the proceeds from the sale of its interest in the Bradford JV to Keystone for working capital purposes and the development of oil and gas properties. We anticipate that we may need to secure additional sources of capital to support our operating and development budgets and to grow the company.

At September 30, 2015, our current assets were $588,758 and our current liabilities were $8,986,791 resulting in a working capital deficit of $8,398,033. The capital expenditures required to re-work and re-complete existing wells and to drill additional development wells when coupled with the timing of proceeds from debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

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

In applying the full cost method, we performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of September 30, 2015 and 2014 no impairment of oil and gas properties was recorded.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $93,169 as of September 30, 2015.

Recently Issued Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating possible effect of this guidance on future disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of September 30, 2015 due to an insufficient number of qualified accounting personnel governing the financial close and reporting process, the lack of an appropriate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed with the S.E.C. on April 6, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc.(Case No. 2015-028, 259th Judicial District Shackelford County, Texas) .

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18th 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. As of the date of this Report, the case is still in the early stages of discovery.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas) .

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

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC , ERCO Holdings, Ltd, Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259th Judicial District) .

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

To date, only Defendants Cies/Terlingua and Elks have filed answers to the lawsuit.

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

At present, we are in the process of attempting to obtain a damages judgement against Philip Allen, individually, HLA Interests, LLC, SEDCO, and ERCO.

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. As of the date of this report, discovery remains ongoing. Trial is currently scheduled for April 26, 2016.

On September 11, 2015 Tonaquint, Inc. (“Tonaquint”) filed for arbitration under a Securities Purchase Agreement and Convertible Promissory Note, claiming that the Company is in default for failing to deliver all earned shares, failing to satisfy the remaining balance of the note and failing to maintain adequate stock reserves. The Company has answered, denying the claims and asserting that Company has satisfied its obligations with respect to the Tonaquint Note. Arbitration is scheduled for February 11 & 12, 2016 in Salt Lake City, Utah.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of September 30, 2015.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, the Company issued 26,586,608 shares of common stock, valued at $473,991 for the conversion of short-term notes payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company failed to make the $270,000 semi-annual interest payment that was due to the noteholders on July 31, 2015 under the terms of the senior secured convertible promissory notes in an aggregate principal amount of $4,500,000 issued by the Company in March 2014 and during the three month period ended June 30, 2014. The Company has had discussions with a representative of the noteholders to discuss plans to bring the interest payment to a current status. To date, the noteholders have not exercised their rights to trigger certain default provisions under the senior secured convertible promissory notes.

The senior secured convertible promissory notes bear interest at a rate of 12.0% per annum until they mature on December 15, 2015 or are converted. The note is secured by senior secured interest in the assets of the Company’s working interest in the Dawson-Conway Lease, Powers-Sanders Lease, and Stroebel-Broyles Lease and a pledge of a number of shares of restricted Stock (the “Stock Coverage”) whose value based on the bid price of the Stock is twice (or 200%) the amount in outstanding and unpaid principal and interest of the Notes.

ITEM 4. MINE SAFETY DISCLOSURES.

This Item is not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/2012	2.1

3.1	Articles of Incorporation.	S-1	3/12/2009	3.1

3.2	Bylaws.	S-1	3/12/2009	3.2

3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/2012	3.3

3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/2012	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)

3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/2012	3.5

4.1	Form of Common Stock Purchase Warrant	8-K	3/7/2013	4.1

4.2	Form of Convertible Promissory Note	8-K	3/7/2013	4.2

4.3	Form of Subscription Agreement	8-K	3/7/2013	4.3

4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1

4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2

10.1	Share Exchange Agreement.	8-K	10/04/2012	10.4

10.2	Commercial Lease Agreement - Triangle Commercial Properties, LLC.	10-K	3/28/2013	10.1

10.4	Form of 8% Convertible Debenture	10-Q	5/15/2013	10.4

10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/2013	10.8

10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	7/9/2013	10.1

10.7	Form of Secured Promissory Note	8-K	7/9/2013	10.2

10.8	Form of Security Agreement	8-K	7/9/2013	10.3

10.9	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	5/1/2014	10.1

10.10	Contract Operating Agreement between CEGX of Texas, LLC and Bradford Joint Venture Partnership dated June 1, 2014.	10-Q	11/14/2014	10.2

10.11	Participation Interest Purchase Agreement dated June 5, 2015 by and among Keystone Energy, LLC and CEGX of Texas, LLC.	8-K	6/23/2015	10.1

10.12	Joint Settlement Agreement and Release of All Claims by and among Concho Oilfield Services, LLC, Hudson Petroleum Ltd. Co., Cardinal Energy Group, Inc. and CEGX of Texas, LLC, effective March 10, 2015.	8-K	7/1/2015	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of November, 2015.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN R. JORDAN
John R. Jordan
Chief Financial Officer (Principal Financial and Accounting Officer)

