Form 10-K
period 2015-12-31
Cardinal Energy Group, Inc.
filed 2016-03-30
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53923

CARDINAL ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

500 Chestnut Street, Suite 1615

Abilene, TX 79602

(Address of Principal Executive Offices, including zip code)

(325) 762-2112

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015, $3,165,558

As of March 28, 2016, 83,379,557 shares of the registrant’s common stock were outstanding.

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

We are engaged in the business of acquiring, developing and operating oil and gas leases. These operations are primarily focused on properties in which we hold a leasehold interest. We may however, from time to time, offer our drilling and field development and production services to third parties. We may offer these services to other oil and gas companies on a fee basis or we may offer such services in connection with the offering of participation interests in Development Drilling Programs to accredited private investors.

We are focused on growth via the development of shallow proven undeveloped reserves in or adjacent to currently producing fields, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by the selected application of water flood and other secondary recovery techniques to mature but marginally producing fields throughout north-central Texas. We may enter into agreements with mid-sized and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

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

We also intend to acquire additional oil and gas fields that are producing normally in a proven reserve, as well as, non-producing oil and gas fields with proven reserves in known formations for development in the future. Future acquisitions may also include assets that are being divested from overleveraged companies with weak or weakened balance sheets due to the present downturn in the oil and gas industry.

We have no plans to change our core business activities. We may however elect to combine with one or more privately held oil and gas companies in order to exploit acquisition opportunities during the current downturn in the oil and gas industry.

Acquisition and Drilling of Undeveloped Prospects

We are concentrating on acquiring producing and non-producing properties in the United States. We currently own interests in oil and gas leases located in the north-central section of Texas.

We have developed a two-fold growth plan to develop oil and gas reserves: 1) Acquire producing fields with significant, proven un-developed reservoirs that provide growth opportunities through in-field drilling programs; and 2) Re-work marginal, neglected, abandoned, and low producing oil and gas wells located in mature fields with economically efficient secondary recovery methods or recomplete existing wells by perforating new pay zones. New drilling and fracturing methods utilizing today’s technology make it economically possible to re-enter and recover stranded reserves from older wells. In addition to remediating and reworking existing wells, we also continue field development by drilling new producing, injection and disposal wells.

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

Prospects will be acquired pursuant to an arrangement in which we will acquire part or all of the working interest. For purposes of this report, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners’ royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts. We may acquire less than 100% of the working interest in each prospect in which we participate. Depending on the location of the property in question we may elect to be the operator of record or we may elect to allow another company to be operator. Generally speaking we will act as the operator in those instances where the Company acts as operator for adjoining properties and we can thereby achieve operating efficiencies. We may sell all or a portion of our prospect interests or may retain a working or “carried” interest in the prospects and participate in the drilling and development of the properties.

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

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. A drastic reduction in crude oil prices and related products from $100 per barrel at mid-year 2014 to approximately $32 per barrel on January 7, 2016 has impacted the oil and gas industry. We are unable to predict what effect, if any, such actions in the future will have on both the price and volume of crude oil sales from our wells.

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

Our oil and gas leases were classified as unproved properties at December 31, 2015 and 2014 due to the limited quantities of oil and gas produced during the 2013 through 2015 time frame. In light of the precipitous fall in crude oil prices during the last 20 months and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as an impairment charge of $2,654,824 on the income statement.

The following is a summary of our oil and gas interests:

In July of 2013, we acquired an 85% working interest (75% net revenue interest) in the Dawson-Conway leases located in Shackelford County, Texas. The Company issued a two-year Secured Promissory Note in the amount of $400,000 to finance the purchase. The property is comprised of 41 wells on 618 acres. We began reworking the existing wells in the fourth quarter of 2013. During the first quarter of 2014 we focused our activities on the acidizing of wells and the repair and replacement of down-hole and surface equipment on the Dawson-Conway leases. In March of 2014 we successfully negotiated a $60,000 reduction in the principal amount due to the holder of the note and purchased the remaining 15% working interest in this property for a cash payment of $30,000. During the second quarter of 2014 we suspended our operations at Dawson-Conway due to outstanding issues with the Texas Railroad Commission (“RRC”). These issues ranged from incomplete or missing production and/or injection reports to well integrity tests as well as incomplete or missing reports as to the status of idle wells which were inherited by us from previous operators of the leases. In the third quarter of 2014 we successfully resolved the outstanding issues with the RRC and negotiated new lease terms for all but one of the leases comprising the Dawson-Conway property. Under the new lease terms the Company’s net revenue interest was increased to 77.5% and we secured the right of first refusal on all lands contiguous with our leases. On June 30, 2015 the Company announced that it had settled the dispute with Concho Oilfield Services over services provided by Concho. As a part of the settlement Concho agreed to re-enter the #5B well on the Dawson-Conway 195B lease to repair damage to the wellbore and production string and to return the well to production. In July 2015 Concho did return to the #5B well and commenced jarring and fishing operations in an attempt to repair the well. These operations did not result in success and the well remains shut-in at this time. In June 2015 the Company filed suit in the District Court for Shackelford County against HLA Interests, LLC and Sedco (a former operator of the Dawson-Conway leases) alleging misrepresentation and fraud concerning title to the leases and compliance in regards to various regulations and permitting requirements of the Texas Railroad Commission (please refer to Part I, Item 3- Legal Proceedings in this report for additional details). In light of these developments all operations at the Dawson-Conway leases have been suspended pending the outcome of the litigation.

On March 5, 2014, we acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders lease located in Shackelford County, Texas from Sabor X Energy Services, Inc. for $600,000. The property consists of 385 acres and 5 producing oil wells. We have reworked several of these wells to increase their production rates.

On March 6, 2014, we acquired a 100% working interest in the Stroebel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. We hold a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consists of 235 acres and 32 wells.

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. At the time of the acquisition the property consisted of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement our wholly-owned subsidiary, CEGX of Texas, LLC, was obligated to spud the initial “Earning Well” by September 15, 2014. The initial well was part of a “continuous drilling program” which afforded Cardinal the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore had never been water flooded, had a two tank batteries. On September 2, 2014 the Company sold its interests in the Bradford “A” and Bradford “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”). At the time of the sale neither the parent company nor CEGX held any ownership in Bradford JV. In late December 2014, Cardinal Energy (the “parent company”) purchased a 20% interest in Bradford JV on the same terms as offered to the general public. On June 12, 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC (“Keystone”) in a series of transactions which resulted in Keystone securing a line of credit to be used to further develop the Bradford “A” and Bradford “B” leases, Keystone acquiring an option (exercisable within 365 days) to purchase all of the interests in the Bradford JV and Cardinal Energy exchanging 10 of its ownership interests in the Bradford JV for a 5% equity interest in Keystone.

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. serves as the operator for the property. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. At the time of purchase the property had one uncompleted plugged well. Activity commenced during September, 2014 and in October the plugged well was re-drilled and completed in the prolific Caddo limestone formation. During the fourth quarter of 2014 two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells has steadily declined from its peak to approximately 13 BOE/d for the first quarter of 2015 to just under 7 BOE per day during the second quarter of 2015 and approximately 3 BOE/d during the third quarter of 2015. Following the initial completion of the three producers the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company voted to remove the operator and in June 2015 filed suit in the District Court for Shackelford County seeking recovery of damages (please refer to Part I, Item 3 - Legal Proceedings of this report for additional details). Future development activities for the prospect have been placed on hold pending the outcome of the litigation.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The prospect is comprised of 200 acres and is located adjacent and to the west of the existing Bradford “A” and “B” leases. During the second quarter of 2015, the Company drilled the initial well (Bradford West #1). We perforated and treated the well, ran the production tubing and set the pump jack. The results from this well were disappointing and the Company elected not to continue the drilling program called for under the Asset Sale & Purchase, and Farm-In agreements. The well was suspended and the lease and well were subsequently transferred to the previous owners during the fourth quarter of 2015.

The aforementioned Powers-Sanders, Stroebel-Broyles, Bradford “A” and “B” and Fortune acquisitions and the additional 15% working interest in the Dawson-Conway leases were financed from the proceeds of a $4,500,000 offering of 12% Senior Secured Convertible Notes.

The following tables reflect a summary of our wells and leases in Texas:

Operator	Well Name	County	State	Working Interest	Net Revenue Interest
Section 183 Lease
Cardinal Energy	Conway #1G	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #2A	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #2G	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #2	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #3	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #9	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #10	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #11	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #13	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #14	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #16	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #17	Shackelford	Texas	100%	77.5%
Cardinal Energy	Conway #18	Shackelford	Texas	100%	77.5%
Section 195 “B” Lease
Cardinal Energy	Dawson-Conway #1	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1A	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #6	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #7	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #8	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #3B	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1B	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #2C	Shackelford	Texas	100%	75.00%
Cardinal Energy	Dawson-Conway #1C	Shackelford	Texas	100%	75.00%
Section 195 Lease
Cardinal Energy	Dawson-Conway #9A	Shackelford	Texas	100%	77.5%

Cardinal Energy	Dawson-Conway #12	Shackelford	Texas	100%	77.5%
Section 196 “M” Lease
Cardinal Energy	Dawson-Conway #1	Shackelford	Texas	100%	77.5%

Cardinal Energy	Dawson-Conway #3	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #4	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #5	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #10	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #11	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #12	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #13	Shackelford	Texas	100%	77.5%
Section 195 “S” Lease
Cardinal Energy	Dawson-Conway #1J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #2J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #3J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #4J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #5J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #6J	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #7	Shackelford	Texas	100%	77.5%
Cardinal Energy	Dawson-Conway #8	Shackelford	Texas	100%	77.5%
Cardinal Energy	Powers-Sanders	Shackelford	Texas	100%	80.00%
P.I.D. Drilling, Inc.	Fortune Prospect	Shackelford	Texas	43.75%	32.375%

In addition to the properties listed in the above table the Company, by virtue of an equity investment in the Bradford JV, held an effective 18.75% working interest and an effective 15.0% net revenue interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas from December 31, 2014 through June 11, 2015.

Other Properties

In June of 2014 we acquired a half-acre site in Albany, Texas. The complex contains offices, a shop area for repairing and reconditioning oilfield equipment and a secure yard for the storage of rolling stock and oilfield equipment and materials. The Company spent approximately $127,000 to acquire and update the facilities which served as the Company’s regional operations office in north-central Texas through the end of 2015.

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

During the three months ended March 31, 2015, the Company completed the disposition of its working interests in the Stroebel-Broyles leases (235 gross acres) in Eastland County, Texas. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas. In May 2015, the Company filed suit in the District Court for Eastland County seeking disgorgement of the $30,000 in sales proceeds received by the defendants for the sale of the leases (please refer to Part I, Item 3 - Legal Proceedings of this report for additional details).

On February 12, 2016 the Company sold its regional operating complex located in Albany, Texas to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 note which draws interest at 5% per annum and which matures on February 12, 2019 from the buyer.

 Oil and Gas Production

The production amounts shown in the following tables reflect our production for the periods ended December 31, 2015 and 2014, respectively:

	For the Period Ended
	December 31, 2015	December 31, 2014
Oil and Gas Production Data:
Gas (Mcf)
Ohio	0	15
California	0	1,500
Texas	0	0
Subtotal	0	1,515

Oil (Bbls)
Ohio	0	1
California	0	0
Texas	1,381	1,722
Subtotal		1,723

Total (BOE*)
Ohio	0	4
California	0	250
Texas	1,381	1,722
Total	1,381	1,976

* Barrels of oil equivalent in which six Mcf of natural gas equals one Bbl of oil.

Oil and gas sales revenue summary

The oil and gas sales revenue shown in the table below is our net share of annual revenue in each project for the periods ended December 31, 2015 and 2014, respectively.

	For the Periods Ended
	December 31, 2015	December 31, 2014
Oil and Gas Revenue:
Ohio	$0	$111
California	0	5,678
Texas	47,057	143,066
Total	$47,057	$148,855

The Company realized an average price of $3.79 per MCF from actual gas sales in 2014 from its California properties; crude oil and natural gas sales revenues from the Company’s Ohio properties were immaterial in 2014. The Company sold its oil and gas properties located in California and Ohio effective April 1, 2014. The Company realized average prices of $43.37 and $82.00 per barrel for crude oil sales from its Texas properties during 2015 and 2014, respectively.

The table below shows the developed and undeveloped oil and gas acreage held by the Company as of December 31, 2015. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas. Gross acres are the number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres

Texas	-	-	1,313	887	1,313	887
Total	-	-	1,313	887	1,313	887

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

Company’s Office

On June 10, 2015 we moved our executive offices from Dublin, Ohio to 500 Chestnut Street, Suite 1615 in Abilene, TX 79602. In January 2016 we closed our executive office in Abilene, Texas and moved our office to 2665 Fairfax Drive, Upper Arlington, OH 43220. Our telephone number is (325) 762-2112.

Employees

At December 31, 2015 the Company had 4 full-time employees and one part-time employee. Following the closing of our Albany. Texas and Abilene, Texas offices our employees work out of home offices.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are currently a party to law suits arising out of the normal course of business. The current status of each of the proceedings is summarized below.

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc.(Case No. 2015-028, 259th Judicial District Shackelford County, Texas) .

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18th 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. Borets has filed a Motion for Summary Judgment seeking to dispose of the counterclaim on behalf of the Company. No hearing has been set on the motion and the Company will prepare a response if in fact a hearing date is obtained. As of the date of this Report, discovery is ongoing.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas).

The lawsuit was filed on May 22nd 2015. The lawsuit alleges a cause of action against the above named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants. The Company is now in the process of filing a Motion for Summary Judgment in favor of the Company.

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

The Company was finally able to obtain service on Elks. As of now, Elks, Cies, Erco and Sedco have now filed answers. A hearing and/or trial will be required to obtain damages against Sedco and Erco. ,At present, we are in the process of attempting to obtain a damages judgment against Philip Allen, individually, and as HLA Interests, LLC..

The Company has reached out to all of the parties involved requesting they contact us to enter into settlement discussions on this matter. In addition, we have forwarded discovery to the various defendants and are awaiting responses to same. As of the date of this report we have received no responses from any of the defendants in regardsto settlement and the Company’s attorneys are now working with the trial court’s coordinator to set a date for trial.

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial is currently scheduled for April 24, 2016. The parties have held settlement discussions in this matter but thus far have failed to reach a satisfactory agreement. As of the date of this report, discovery is continuing. We have accrued $5,500 as an expense to cover this liability.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owes him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. Management still intends to defend this matter vigorously. There was no ongoing activity in connection with this case for almost a year. The Company believes that there is a remote likelihood that this lawsuit will prevail.

Iconic Holdings v. Cardinal Energy Group, Inc. (San Diego County Superior Court (Case No. 37-2016-00006021-CU-BC-CTL)

On March 1, 2016 Iconic Holdings filed suit in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note and claiming that the Company owes $167,478 in unpaid principal and interest. The Company believes that remaining outstanding principal under the note is $35,000. As of the filing date of this report the Company has yet to retain counsel or answer the claims.

Tonaquint Arbitration

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674.41 plus interest at 22% per year and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and as of the date of the filing of this report the parties are still holding discussions on the matter.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of December 31, 2015.

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

Fiscal Year - 2015	High Bid	Low Bid
Fourth Quarter: 10/1/15 to 12/31/15	$0.028	$0.0026
Third Quarter: 7/1/15 to 9/30/15	$0.18	$0.0052
Second Quarter: 4/1/15 to 6/30/15	$0.40	$0.13
First Quarter: 1/1/15 to 3/31/15	$0.50	$0.26

Fiscal Year - 2014	High Bid	Low Bid
Fourth Quarter: 10/1/14 to 12/31/14	$0.85	$0.38
Third Quarter: 7/1/14 to 9/30/14	$0.90	$0.32
Second Quarter: 4/1/14 to 6/30/14	$0.76	$0.34
First Quarter: 1/1/14 to 3/31/14	$1.03	$0.37

Holders

On March 28, 2016 we had approximately 127 non-objecting beneficial shareholders of common stock plus an unknown number of additional holders whose stock is held in “street name”. As of March 28, 2016 there were a total of 83,379,557 shares of common stock outstanding.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On or about November 24, 2015, the Company issued to our CEO, Timothy Crawford, 1,000,000 shares of the Company’s restricted Series A Preferred Stock, valued at approximately $100,000 as deferred compensation to Mr. Crawford in recognition for his previous and continued contributions of valuable service and governance to the Company. The issuance of such shares was exempt from registration under the Securities Act of 1933, Section 4(a)(2) thereof.

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

We are engaged in the business of acquiring, developing and operating oil and gas leases. These operations are primarily focused on properties in which we hold a leasehold interest. We may however, from time to time, offer our drilling and field development and production services to third parties. We may offer these services to other oil and gas companies on a fee basis or we may offer such services in connection with the offering of participation interests in Development Drilling Programs to accredited private investors.

We are focused on growth via the development of shallow proven undeveloped reserves in or adjacent to currently producing fields, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by the selected application of water flood and other secondary recovery techniques to mature but marginally producing fields throughout north-central Texas. We may enter into agreements with mid-sized and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners.

Recent Developments

The Fortune Prospect came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells has steadily declined from its peak to approximately 13 BOE/d for the first quarter of 2015 to just under 7 BOE per day during the second quarter of 2015 and approximately 3 BOE/d during the third quarter of 2015. Following the initial completion of the three producers the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company voted to remove the operator and in June 2015 filed suit in the District Court for Shackelford County seeking recovery of damages (please refer to Part I, Item 3 - Legal Proceedings of this report for additional details). Future development activities for the prospect have been placed on hold pending the outcome of the litigation.

On June 30, 2015 the Company announced that it had settled the dispute with Concho Oilfield Services over services provided by Concho. As a part of the settlement Concho agreed to re-enter the #5B well on the Dawson-Conway 195B lease to repair damage to the wellbore and production string and to return the well to production. In July 2015 Concho did return to the #5B well and commenced jarring and fishing operations in an attempt to repair the well. These operations did not result in success and the well remains shut-in at this time. In June 2015 the Company filed suit in the District Court for Shackelford County against HLA Interests, LLC and Sedco (a former operator of the Dawson-Conway leases) alleging misrepresentation and fraud concerning title to the leases and compliance in regards to various regulations and permitting requirements of the Texas Railroad Commission (please refer to Part I, Item 3- Legal Proceedings in this report for additional details). In light of these developments all operations at the Dawson-Conway leases have been suspended pending the outcome of the litigation.

During the three months ended March 31, 2015, the Company completed the disposition of its working interests in the Stroebel-Broyles leases (235 gross acres) in Eastland County, Texas. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas. In May 2015, the Company filed suit in the District Court for Eastland County seeking disgorgement of the $30,000 in sales proceeds received by the defendants for the sale of the leases (please refer to Part I, Item 3 - Legal Proceedings of this report for additional details).

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests (“Participation Interests”) in the Bradford JV (collectively, the “Sellers”) sold to a third party their Participation Interests in certain oil and gas leases, along with the associated contracts and real property interests necessary and useful in the ownership and operation thereof, all situated in Shackelford County, Texas (the “Oil and Gas Leasehold”), (ii) the oil and gas wells located on the Oil and Gas Leasehold, along with the associated fixtures and personal property, including hydrocarbons produced therefrom (the “Wells”), and (iii) the rights to that certain Farmout Agreement between CEGX and Bluff Creed Petroleum, LLC for a total consideration of $1,825,000. Concurrent with the sale of the Participation Interests, the purchaser entered into an Operating Agreement with CEGX to conduct the drilling operations and related activities necessary to develop the properties. See Financial Statement Notes, Note 13 – Commitments and Contingencies included in Part I, Item 8 of this report for additional details.

We anticipate that the Bradford “A” and Bradford “B” leases will become important producing properties as we complete the full implementation of the water flood enhanced oil recovery project. We currently estimate that it will require an additional $650,000 in 2016 to complete the drilling and completion of producing, injector and source water wells and to finish the acidizing and down-hole pump repairs required to fully implement the water flood program.

During the second quarter of 2015, the Company drilled the initial well (Bradford West #1). We perforated and treated the well, ran the production tubing and set the pump jack. The results from this well were disappointing and the Company elected not to continue the drilling program called for under the Asset Sale & Purchase, and Farm-In agreements. The well was suspended and the lease and well were subsequently transferred to the previous owners during the fourth quarter of 2015.

On or about November 24, 2015, the Company issued to our CEO, Timothy Crawford, 1,000,000 shares of the Company’s restricted Series A Preferred Stock, valued at approximately $100,000 as deferred compensation to Mr. Crawford in recognition for his previous and continued contributions of valuable service and governance to the Company. The issuance of such shares was exempt from registration under the Securities Act of 1933, Section 4(a)(2) thereof. The issuance to Mr. Crawford of the 1,000,000 shares of the Series A Preferred Stock resulted in Mr. Crawford acquiring approximately 65% of the voting securities of the Company. Effective November 24, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation in which the Company authorized the creation of 1,000,000 shares of Series A Preferred Stock. Each shares of Series A Preferred stock entitles the holder thereof to 110 votes per share and otherwise has the same rights and privileges as the Company’s common stock.

In December of 2015 the Company employed the services of Bullet Development, a respected oil and gas development firm headquartered in Abilene, Texas, to assess the value and potential development options for its remaining oil and gas properties in north-central Texas, namely the Powers-Sanders and Dawson-Conway leases. Based on the results of the study and the recommendations from Bullet Development the Company has determined that the best course of action would be to sell the leases to interested local parties.

Accordingly, the Company has held discussions with several parties who are interested in acquiring the properties. In the case of the Powers-Sanders leases at least one oil and gas company has expressed an interest in acquiring the leases in order to exploit some shallow oil reservoirs believed to be present under the properties. In the case of the Dawson-Conway leases initial discussions have occurred between the Company and two interested parties. One of the parties is the operator of adjoining leases and is interested in acquiring one or more of the leases in order to include the Dawson-Conway leases into a “master water flood project” for all of the surrounding leases. Negotiations between the parties are continuing.

On February 12, 2016 the Company sold its regional operating complex located in Albany, Texas to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 note which draws interest at 5% per annum and which matures on February 12, 2019 from the buyer.

We have nominal revenues, have recorded losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of our debt and equity securities to fund operations. We may enter into agreements with major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners. We may sell all or a portion of our prospect interests or may retain a working or “carried” interest in the prospects and participate in the drilling and development of the properties. We have no current plans to change our core business activities. We may however elect to combine with one or more privately held oil and gas companies in order to exploit acquisition opportunities during the current downturn in the oil and gas industry.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$1,025,000
Drilling, Well Workovers and Facilities	$3,575,000
Lease and Facility Operating Costs	$400,000

The above referenced costs do not include approximately $1,500,000 of general and administrative expenses we expect to incur over the next twelve months.

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

Years Ended December 31, 2015 and 2014

Oil and Gas and Other Operating Revenues

For the year ending December 31, 2015 oil and gas revenues decreased to $47,057 from $148,855 for the year ending December 31, 2014 primarily as a result of lower crude oil prices in 2015 and lower production volumes due to the sale of the Company’s interest in the Bradford “A” and Bradford “B” leases, the disposition of the Stroebel-Broyles leases in March of 2015, down-hole mechanical problems at the Powers-Sanders leases during 2015 and the cessation of operating activities at the Dawson-Conway leases due to compliance and legal issues. We sold our California natural gas property effective April 1, 2014, hence natural gas sales revenues which accounted for approximately 30% of our first quarter 2014 sales revenues are not expected to significantly contribute to our over-all operating revenues on a going forward basis.

In accordance with the sale, on September 2, 2014 of the Bradford A&B properties, the Company recognized net operating revenues (revenues from services less associated costs) of $1,023,876 during the third and fourth quarters of 2014 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV. During the year ended December 31, 2015 the Company recognized net operating revenues (revenues from services net of associated costs) of $290,498 for drilling, development and production services provided to the Bradford JV and Keystone. This lower level of net operating revenues from contract development operations in 2015 reflects the timing and funding of development activities. In addition, the Company recorded a one-time fee of $250,000 during 2015 related to the placement of a portion of its working interest share in the Bradford JV into an escrow account for Keystone’s beneficial enjoyment thereof.

Operating and Production Expenses

For the year ending December 31, 2015 operating and production expenses decreased to $74,281 compared to $402,863 for the year ending December 31, 2014. The decrease was primarily due to a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases in Texas.

Impairment Expense

The Company reviewed the carrying value of its oil and gas properties in December 2015 and determined that there was sufficient evidence that the costs for its oil and gas properties would not be fully recovered in the course of normal operations. Accordingly, the Company took a $2,654,824 charge to earnings to reduce the value of its oil and gas properties to their estimated fair values at December 31, 2015.

General and Administrative Expenses

For the year ending December 31, 2015 general and administrative expenses decreased to $1,568,506 compared to $2,113,983 for the year ending December 31, 2014. The decrease reflects lower consulting and professional fees ($536,055 in the current period versus $804,251 in the prior year) incurred in connection with our efforts to locate additional sources of financing and oil and gas investment opportunities, lower compensation expense ($751,445 in 2015 versus $970,507 in 2014) as the company reduced the number of full-time employees required to administer our portfolio of operating assets and lower head office expenses ($281,007 in the current period compared to $339,225 for 2014) as we reduced home office staff levels and reduced travel related costs required to manage our investor relations, marketing and SEC reporting activities.

Depreciation and Amortization

For the year ending December 31, 2015 depreciation and amortization expense increased to $63,294 compared to $40,092 for the year ending December 31, 2014. The increase was due mainly to a full year of depreciation related to 2014 purchases of new vehicles and other pieces of rolling-stock plus the purchase of well testing, shop equipment and additional information technology assets required to support the Company’s operations.

Accretion on Asset Retirement Obligation

For the twelve months ended December 31, 2015 the Company accreted $14,987 to the ARO versus $19,985 in 2014. The decrease reflects adjustments to the estimated costs to abandon wells based on operating experience and adoption of Texas Railroad Commission guidelines and the removal of wells from the Company’s inventory of wells subject to future plugging and abandonment liability due to the sale of the Company’s California and Ohio wells effective April 1, 2014 and the sale of the Stroebel-Broyles leases in March 2015.

Other Income (Expenses)

Interest related expenses (interest, amortization of debt discount and changes to the fair value of debt related derivative liabilities) increased to $4,880,687 in 2015 from $1,125,284 recorded in 2014. The increase primarily reflects the higher level of debt outstanding during the current year 2015. Previous year 2014 also includes $76,581 of “premium” costs associated with the early extinguishment of debt in the first quarter. During the year ended December 31, 2015 the Company recorded a gain on derivative liabilities related to convertible debt issues of $709,219 while 2014 included a gain of $321,254 on such derivative liabilities. The Company also reported a gain in 2014 of $93,414 resulting from the sale of its leasehold interests in the Bradford properties.

Net Loss

For the year ending December 31, 2015 our net loss was $8,613,362 compared to a net loss of $2,491,393 for the year ending December 31, 2014. The increase was mainly due to higher interest related costs due to the increased level of debt outstanding required to fund the Company’s operating and development activities and the aforementioned $2,654,824 impairment expense recorded in 2015. These negative factors were partially offset by lower administrative and general expenses discussed earlier in this section.

Comprehensive Loss

For the year ending December 31, 2015 our comprehensive loss was $8,651,862 compared to a comprehensive loss of $2,445,928 for the year ending December 31, 2014. During the years ended December 31, 2015 and 2014, the Company recorded an unrealized (loss) gain on available for sale securities of ($38,500) and $45,465, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015 our current assets were $256,441 and our current liabilities were $8,958,676 resulting in negative working capital of $8,702,235 compared to a working capital deficit of $5,070,943 at December 31, 2014. At December 31, 2015, we had cash on hand of $24,155 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis. As previously noted in the “Recent Developments” discussion earlier in this report, the Company expects to utilize the proceeds from the sale of its Albany, Texas regional operations office plus the proceeds from the anticipated sales of the Dawson-Conway and Powers-Sanders leases and proceeds from the sale of surplus rolling stock and support equipment to replenish working capital. The Company has reduced the number of full-time employees and closed its corporate headquarters in Abilene, Texas in order to conserve cash. The Company is in discussions with several of its current creditors seeking to restructure the payment terms of its various debt obligations. Such negotiations among other items include the lowering of applicable interest rates, extensions to the maturity dates and the conversion of the outstanding principal and interest balances in to equity (common and or preferred) securities of the Company. The Company has also approached other lenders seeking to secure new sources of capital to either retire existing debt or to provide additional capital to support operations. We have also held initial discussions with several privately held oil and gas companies exploring strategic alliances including potential mergers which would allow us to reorganize our capital structure and position the Company for future profitability and growth. Our current level of negative working capital when coupled with the timing of proceeds from asset sales and debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

We used cash in operations of $922,367 during the year ended December 31, 2015 compared to $1,875,297 during the year ended December 31, 2014. The improvement was due primarily to the decreased cash basis losses from operations, a net decrease in operating assets and liabilities, partially offset by gains on change in fair value of derivative liabilities and stock based compensation paid to employees and consultants.

We generated $30,025 from investing activities during the year ended December 31, 2015 compared to net cash used in investing activities of $2,243,419 during the year ended December 31, 2014. In 2015, we used $3,511 to purchase property and equipment while we reduced our costs associated to acquire and develop oil and gas properties leases by $33,536. In 2014 we used $2,047,603 to acquire and develop oil and gas properties, $217,816 to purchase other property and equipment and received $22,000 from the sale of property and equipment.

We were provided $801,099 of net cash from financing activities during the year ended December 31, 2015 compared to $4,215,420 during 2014. The funds in 2015 came primarily from the proceeds from the sale of convertible short-term and long-term notes and loans payable in the amounts aggregating to $1,084,568 partially offset by the repayment of convertible notes payable totaling $270,167. In addition, the Company paid-off equipment notes payable totaling $13,302. The funds in 2014 came primarily from the sales of the 12% senior secured convertible notes for $4,345,000 (net of debt issuance costs), proceeds from the sale of short-term notes of $296,000, $195,975 from the sale of stock for cash offset by net repayment of convertible notes payable of $621,555.

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

Going Concern Consideration

As of December 31, 2015, we have incurred a cumulative deficit of $13,955,074, incurred a net loss of $8,613,362 for the year ended December 31, 2015, while using $922,367 in cash in operating activities, while generating $30,025 from investing activities and $801,099 was provided by financing activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2015, our auditor included a statement that as a result of our negative cash flows from operations, working capital deficit, and our projected cost of capital improvements of the oil and gas wells there is a substantial doubt as our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 12, 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC (“Keystone”) in a series of transactions which resulted in Keystone securing a line of credit to be used to further develop the Bradford “A” and Bradford “B” leases, Keystone acquiring an option (exercisable within 365 days) to purchase all of the interests in the Bradford JV and Cardinal Energy exchanging 10 of its ownership interests in the Bradford JV for a 5% equity interest in Keystone. In June 2015, the Company received $250,000 for the Company’s ten (10) Participation Interests for Keystone’s right to beneficial enjoyment which is not subject to forfeiture by the Company under any circumstances. For financial reporting purposes the Company has recognized this amount as a component of related party operating revenues during the year ended December 31, 2015.

The Company has determined that these agreements create a related party relationship and as such has reported the billed revenues of $621,508 and $1,716,771 and the unpaid accounts receivable of $180,712 and $225,000 at December 31, 2015 and December 31, 2014, respectively as related party transactions in the financial statements.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a third party in exchange for 3,000,000 shares of common stock which have been designated “Treasury Stock”. Also, as part of the transaction, the Company returned the $20,000 bond they had received earlier.

Various general and administrative expenses of the Company as well as loans for operating purposes have been historically paid for or made by related parties of the Company. Related party payables totaled $nil at December 31, 2015 and 2014. These amounts payable bear no interest, are uncollateralized and due on demand.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015 we have no off-balance sheet arrangements.

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

Also, refer Note 1 - Nature of Operations and Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Report.

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

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cardinal Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Cardinal Energy Group, Inc. (the “Company”), as of December 31, 2015 and 2014 and the related statement of operations, comprehensive loss, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Energy Group, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

March 30, 2016

Cardinal Energy Group, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$24,155	$115,398
Accounts receivable	-	10,453
Accounts receivable - related party	180,712	225,000
Marketable securities	30,800	69,300
Prepaid expenses - debt issuance costs, net	20,774	331,664
Total Current Assets	256,441	751,815

PROPERTY AND EQUIPMENT, net	244,078	339,753

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	310,226	3,449,487

OTHER ASSETS
Non-current - prepaid debt issuance costs, net	5,501	-
Deposits and deferred charges	56,100	73,755

TOTAL ASSETS	$872,346	$4,614,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$908,066	$448,133
Accrued legal settlement	-	100,000
Current portion of long term senior secured convertible promissory note, net of debt discount of $0 and $295,128, respectively	4,500,000	4,204,872
Convertible notes, net of debt discount of $127,262 and $303,106, respectively	1,061,725	329,894
Note payable	-	340,000
Loan payable, net of debt discount of $36,759 and $0, respectively	119,584	-
Derivative liability	2,355,580	382,836
Equipment purchase contracts payable - current portion	13,721	17,023
Total Current Liabilities	8,958,676	5,822,758

LONG-TERM LIABILITIES
Convertible notes, net of debt discount of $52,902 and $0, respectively	87,818	-
Equipment purchase contracts payable - long term portion	42,505	77,608
Asset retirement obligation	96,063	162,321

Total Long-Term Liabilities	226,386	239,929

TOTAL LIABILITIES	9,185,062	6,062,687

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, 1,000,000 shares authorized at par value of $0.00001; 1,000,000 and none shares issued and outstanding, respectively	10	-
Common stock, 100,000,000 shares authorized at par value of $0.00001; 84,374,961 and 38,040,046 shares issued; and 81,274,961 and 34,940,046 shares outstanding, respectively	813	350
Additional paid-in capital	9,841,715	8,058,665
Stock subscription receivable	-	(3,500)
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,186,800)	(2,148,300)
Accumulated deficit	(13,955,074)	(5,341,712)

TOTAL STOCKHOLDERS’ DEFICIT	(8,312,716)	(1,447,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$872,346	$4,614,810

The accompanying notes are in integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Years Ended
	December 31,
	2015	2014
REVENUES
Oil and gas revenues	$47,057	$148,855
Operating income from escrowed property - related party	250,000	-
Related party income from contract development operations	621,508	1,716,771

Total Revenues from Operations	918,565	1,865,626

COSTS & OPERATING EXPENSES
Operating and production costs	74,281	402,863
Costs of contract development operations	331,010	692,895
Depreciation and amortization	63,294	40,092
Impairment expense	2,654,824	-
General and administrative	1,568,506	2,113,983

Total Operating Expenses	4,691,915	3,249,833

OPERATING LOSS	(3,773,350)	(1,384,207)

OTHER INCOME (EXPENSES)
Other income	20,076	-
Gain (loss) on extinguishment of debt	27,373	(76,581)
Gain on sale of lease	-	93,414
(Loss) gain on sale of property and equipment	(6,774)	1,265
Amortization of debt discount	(1,302,701)	(401,892)
Interest expense, net	(4,287,205)	(1,044,646)
Gain on change in the fair value of derivative liability	709,219	321,254

Total Other Expenses	(4,840,012)	(1,107,186)

NET LOSS	$(8,613,362)	$(2,491,393)

OTHER COMPREHENSIVE LOSS
Change in value of investments	(38,500)	45,465

NET COMPREHENSIVE LOSS	$(8,651,862)	$(2,445,928)

Loss per share of common stock (basic and diluted)	$(0.18)	$(0.07)

Weighted average shares outstanding	48,059,554	35,825,479

The accompanying notes are in integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Stockholders’ Deficit

									Accumulated
	Preferred Stock - Series A		Common Stock		Additional Paid-In	Stock Subscription	Treasury	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total

Balance at December 31, 2013	-	$-	35,944,750	$359	$5,293,772	$(3,500)	$-	$(2,850,319)	$(2,193,765)	$246,547

Common stock issued for cash	-	-	699,929	7	195,968	-	-	-	-	195,975

Common stock issued for services	-	-	922,867	9	415,211	-	-	-	-	415,220

Common stock issued for settlement of accounts payable	-	-	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for purchase of oil and gas properties	-	-	50,000	1	34,999	-	-	-	-	35,000

Common stock issued for conversion of debt	-	-	437,500	4	174,803	-	-	-	-	174,807

Common stock cancelled	-	-	(150,000)	(1)	1	-	-	-	-	-

Extinguishment of derivative liability on conversion of debt	-	-	-	-	22,068	-	-	-	-	22,068

Beneficial conversion feature on warrants issued concurrent with convertible notes	-	-	-	-	519,286	-	-	-	-	519,286

Treasury stock received for assets transferred to related party	-	-	(3,100,000)	(31)	1,356,308	-	(2,013,380)	-	-	(657,103)

Common stock issued to pay interest on debt	-	-	50,000	1	34,999	-	-	-	-	35,000

Common stock cancelled upon lease expiration	-	-	(15,000)	-	(18,750)	-	-	-	-	(18,750)

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	-	-	45,465	45,465

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(2,491,393)	-	(2,491,393)

Balance at December 31, 2014	-	-	34,940,046	350	8,058,664	(3,500)	(2,013,380)	(5,341,712)	(2,148,300)	(1,447,878)

Common stock issued for services	-	-	248,874	2	92,181	-	-	-	-	92,183

Common stock issued employee bonus	-	-	100,000	1	39,999	-	-	-	-	40,000

Common stock issued for payment of short-term note payable interest and notes payable extension	-	-	530,000	5	119,495	-	-	-	-	119,500

Common stock cancelled	-	-	(33,333)	-	(15,667)	-	-	-	-	(15,667)

Common stock issued to convert convertible notes payable	-	-	45,489,374	455	620,152	-	-	-	-	620,607

Issuance of preferred stock for services	1,000,000	10	-	-	99,990	-	-	-	-	100,000

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	-	-	(38,500)	(38,500)

Extinguishment of derivative liability on conversion of debt	-	-	-	-	826,901	-	-	-	-	826,901

Uncollectible stock subscription receivable charged to expense	-	-	-	-	-	3,500	-	-	-	3,500

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(8,613,362)	-	(8,613,362)

Balance at December 31, 2015	1,000,000	$10	81,274,961	$813	$9,841,715	$-	$(2,013,380)	$(13,955,074)	$(2,186,800)	$(8,312,716)

The accompanying notes are in integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,613,362)	$(2,491,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63,294	40,093
Write off of subscription receivable	3,500	-
Accretion expense	14,987	19,985
Amortization of debt discount	1,302,701	401,892
Impairment expense	2,654,824	-
Stock based compensation	216,516	453,945
Amortization of prepaid debt issuance costs	429,826	280,726
(Gain) loss on extinguishment of debt	(27,373)	76,581

Gain on change in fair value of derivative liability	(709,219)	(321,254)
Non-cash interest expense related to derivative liability	2,577,683	243,630
Non-cash interest expense, defaults fees and charges included in principal amount of notes	578,141	-
Gain on sale of lease	-	(93,414)
Loss (gain) on sale of property and equipment	6,774	(1,265)
Stock issued for interest expense	119,500	-
Changes in operating assets and liabilities:
Accounts receivable - related party	44,288	(720,367)
Accounts receivable	10,453	(10,453)
Prepaid expenses	(6,157)	27,611
Other assets	17,655	(44,553)
Accounts payable and accrued expenses	493,602	262,939
Accrued legal settlement	(100,000)	-

Net Cash used in Operating Activities	(922,367)	(1,875,297)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	-	22,000
Purchase of property and equipment	(3,511)	(217,816)
Purchase of oil and gas properties	(16,464)	(2,047,603)
Credit refunds against purchases of oil and gas properties	50,000	-

Net Cash Provided by (Used in) Investing Activities	30,025	(2,243,419)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable -equipment	(13,302)	-
Stock issued for cash	-	195,975
Net proceeds from issuance of convertible notes and loans payable	1,084,568	4,860,000
Repayment of convertible notes and loan payable	(270,167)	(621,555)
Proceeds from issuance of notes payable	-	296,000
Payment of deferred financing costs	-	(515,000)

Net Cash Provided by Financing Activities	801,099	4,215,420

NET (DECREASE) INCREASE IN CASH	(91,243)	96,704
CASH AT BEGINNING OF YEAR	115,398	18,694

CASH AT END OF YEAR	$24,155	$115,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$22,295	$289,708
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on available-for-sale-securities	$(38,500)	$45,465
Reduction in note payable for reduction in purchase price of oil properties	$340,000	$60,000
Derivative liability on convertible notes payable and warrants at inception	$3,508,864	$693,630
ARO estimate on assets purchased (reduction for sale of oil and gas properties)	$(78,152)	$142,336
Common stock issued for prepaid services	$-	$438,600
Beneficial conversion feature on warrants issued concurrent with convertible note	$-	$519,289
Common stock issued for settlement of accounts payable	$-	$30,000
Common stock issued for oil and gas properties	$-	$35,000
Extinguishment of derivative liability	$826,901	$22,068
Common stock cancelled for assets transferred to related party	$-	$657,103
Purchase of fixed assets through financing	$-	$126,686
Common stock issued for conversion of debt	$620,607	$174,807
Common stock returned reflecting employment agreement changes	$-	$207,302
Purchase of investment in Bradford joint venture against accounts receivable, included in Oil and Gas Properties	$-	$500,000
Common stock issued for prepaid interest	$-	$35,000
Cancellation of shares upon lease expiration	$-	$18,750
Original issue discount on convertible note payable	$118,280	$90,000
Settlement of equipment purchase payable upon sale of asset	$28,000	$-

The accompanying notes are in integral part of these consolidated financial statements

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on June 19, 2007. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which was engaged in the business of exploring, purchasing, developing and operating oil and gas leases. The Company changed its name to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition. On June 10, 2015 the Company moved its executive offices from Dublin, Ohio to Abilene, Texas. In February 2016, the Company closed its Abilene, Texas office and relocated their executive offices to Upper Arlington, Ohio.

The Company has been engaged in the development, exploitation and production of oil and natural gas. The Company sells its oil and gas products to domestic purchasers of oil and gas production. Its operations were focused in the states of California, Ohio and Texas during 2012 and 2013. In 2014 and 2015, management decided to focus its oil and gas operations entirely within the state of Texas. The Company established a regional operations office in Albany, Texas and retained the services of operating personnel with ties to the exploration and development of oil and gas fields in Texas. In February 2016, the Company sold its operations facility in Albany, Texas (see Note 14).

On April 30, 2015 the Company formed High Performance Energy Fund Corporation, a Delaware corporation (“High Performance”), for the purposes of identifying, developing and financing new prospective oil and gas properties. High Performance is a wholly-owned subsidiary of the Company.

Basis of Presentation and Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of America which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of revenues and expenses for the reported year. Actual results may differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, impairment of oil and gas properties, useful life of property and equipment, amounts and timing of closure obligations, assumptions used to calculate fair value of stocks and warrants granted, stock based compensation, beneficial conversion of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of subsidiaries in which a controlling interest is held. All intercompany transactions have been eliminated. Undivided interests in oil and gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in entities without a controlling interest are accounted for by the equity method or cost basis. The equity method is used to account for investments in non-controlled entities when the Company has the ability to exercise significant influence over operating and financial policies. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses and distributions. The cost method is used when the Company does not have the ability to exert significant influence.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2015, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At December 31, 2015 and 2014, no reserve for allowance for doubtful accounts was needed.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of December 31, 2015 and 2014 there were no proved reserves.

During year ended December 31, 2014, the Company completed the acquisition of 100% working interests in the Powers-Sanders and Stroebel-Broyles leases, a 93.75% working interest in the Bradford “A” and “B” leases, a 43.75% working interest in the Fortune lease and the remaining 15% working interest in the Dawson-Conway leases for a combined cash consideration of $1,010,000. These properties are located in Shackelford and Eastland counties in north-central Texas. The cash for these acquisitions was sourced from a portion of the proceeds of a private offering of Senior Secured Convertible Promissory Notes. The acquisition cost for these properties was capitalized. Also, during the same period, the Company sold its interests in oil and gas properties located in California and Ohio to California Hydrocarbons, Inc. in exchange for the return of 3,000,000 shares of the Company’s common stock valued at $2,010,000. The Company has recorded the return of the shares as the acquisition of Treasury Stock at cost and relieved the balance sheet of the affected assets and liabilities. During the year ended December 31, 2015, the Company disposed of its working interests in the Stroebel-Broyles leases in Eastland County, Texas. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition is in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas.

On September 2, 2014 the Company sold its interests in the Bradford “A” and “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”) for $325,000. The Company’s wholly-owned subsidiary CEGX of Texas, LLC provides drilling and production services to Bradford JV. The additional cost for developing the leases is $2,175,000 to include infrastructure development, drilling and completion of 14 new wells, remediation of 6 existing wells, and conversion of 1 existing producing well to an injector. The Company acquired a 20% equity interest in participating units of the Bradford JV during December 2014 on the same terms as the original investors, being valued at $25,000 per 1% unit of the JV. In connection with the acquisition, the Company received $16,608 cash representing cash distributions which had been reserved by the Joint Venture in connection with the units the Company acquired. In June 2015, the Company transferred its 20% interests in the Bradford “A” and Bradford “B” leases to Keystone Energy, LLC pursuant to a Participation Interest Purchase Agreement (see Note 13).

Our oil and gas leases were classified as unproved properties at December 31, 2015 and 2014 due to the limited quantities of oil and gas produced during the 2013 through 2015 time frame. In light of the precipitous fall in crude oil prices during the last 20 months and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as an impairment charge of $2,654,824 on the income statement.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Support equipment and other property and equipment are valued at cost and depreciated over their estimated useful lives, using the straight-line method over estimated useful lives of 3 to 5 years. Additions are capitalized and maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. The Company recorded impairment losses in the amounts of $2,654,824 and $0 during the years ended December 31, 2015 and 2014, respectively.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is calculated by dividing the Company’s net earnings (loss) applicable to common stockholders by the weighted average number of common shares during the period. Diluted EPS assumes the exercise of stock option and warrants and the conversion of convertible debt, provided the effect is not antidilutive. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted losses per share are the same for the years ended December 31, 2015 and 2014.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and to record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO is $96,063 and $162,321 as of December 31, 2015 and 2014, respectively. The reduction in the ARO at December 31, 2015 reflects the aforementioned sale of the Stroebel-Broyles leases in March of 2015. The Company accreted $14,987 and $19,985 to ARO during the years ended December, 2015 and 2014, respectively.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Available-for-Sale Securities

The Company’s available-for-sale securities consist of investments in marketable securities. The Company carries its investment at fair value based upon quoted market prices which amounted to $30,800 and $69,300 at December 31, 2015 and 2014, respectively. Unrealized holding gains (losses) on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ equity (deficit), until realized. The Company recorded unrealized loss of $38,500 and gain of $45,465 during the years ended December 31, 2015 and 2014, respectively. Accumulated Other Comprehensive Losses were $2,186,800 and $2,148,300 as of December 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2015 and 2014, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2015, 2014, and 2013 tax years may still be subject to federal and state tax examination.

Concentration

During the year ended December 31, 2015 sales to two customers represented approximately 92% of the Company’s net revenues. During the year ended December 31, 2014 sales to one customer represented approximately 95% of the Company’s net revenues. As of December 31, 2015 and 2014, the Company had one customer representing 100% of accounts receivable and one customer representing approximately 77% of accounts receivable, respectively.

Revenue and Cost Recognition

The Company uses the sales method to account for the sales of crude oil and natural gas. Under this method, revenues are recognized based on the actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the years ending December 31, 2015 and 2014 there were no such differences.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 12, 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC (“Keystone”) in a series of transactions which resulted in Keystone securing a line of credit to be used to further develop the Bradford “A” and Bradford “B” leases. Keystone acquired an option (exercisable within 365 days) to purchase all of the interests in the Bradford JV and the Company exchanged 10 units of its ownership interests in the Bradford JV for a 5% equity interest in Keystone.

Derivative Liabilities

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional.

The Company marks to market the fair value of the embedded derivative convertible notes and derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative convertible notes and derivative warrants as other income or expense in the consolidated statements of operations.

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2014, FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting” (“ASU No. 2014-17”). This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of ASU No. 2014-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, “Income Taxes”, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Reclassifications

Certain items in prior year financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on the reported results.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 - GOING CONCERN (continued)

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had an accumulated deficit of $13,955,074 at December 31, 2015, a net loss of $8,613,362 and net cash used in operating activities of $922,367 for the year ended December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to continue as a going concern include raising additional capital through increased sales of oil and gas, providing additional contract drilling and operating services for the development of proven undeveloped shallow oil projects and by the sale of debt and equity securities in both public and private transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above, restructuring its current debt and eventually securing additional sources of financing and attaining consistent profitable operations. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels as of December 31, 2015 and 2014.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2015 and 2014, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$30,800	$-	$-	$30,800
Total	$30,800	-	-	$30,800
Liabilities
Derivative liability	$-	$-	$2,355,580	$2,355,580
Total	$-	$-	$2,355,580	$2,355,580

Assets and liabilities at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$69,300	$-	$-	$69,300
Total	$69,300	$-	$-	$69,300
Liabilities
Derivative liability	-	-	$382,836	$382,836
Total	$-	$-	$382,836	$382,836

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31:

	2015	2014
Balance, beginning of year	$382,836	$32,528
Excess of fair value over debt discount	2,577,683	-
Debt discount in connection with conversion option of Debentures and detachable warrants	931,181	693,630
Extinguished derivative liability	(826,901)	(22,068)
Change in fair value of derivative liabilities	(709,219)	(321,254)
Balance, end of year	$2,355,580	$382,836

Net gain for the period included in earnings relating to the liabilities held at December 31, 2015	$709,219	$321,254

The carrying value of short term financial instruments including cash, accounts receivable, prepaid expense, loans payable, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - OIL AND GAS PROPERTIES

The Company holds oil and gas leases in Texas. The oil and gas leases were classified as unproved properties at December 31, 2015 and 2014 due to the absence of sustained commercial levels oil and gas production from the properties.

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases (Dawson-Conway leases) for a purchase price of $400,000. The Company initially issued a promissory note in the amount of $400,000 to finance the purchase, that amount was initially reduced to $340,000 during March of 2014 and subsequently reduced to zero as the result of litigation filed by the Company in 2015 (see Note 7 for additional details). The Company has reflected these actions as adjustments to the cost basis of the leases. On March 11, 2014 the Company purchased the remaining 15% working interest in Dawson Conway Leases property for a cash payment of $30,000. On June 30, 2015 the Company announced that it had settled the dispute with Concho Oilfield Services (“Concho”) over services provided by Concho. As a part of the settlement Concho agreed to re-enter the #5B well on the Dawson-Conway 195B lease to repair damage to the wellbore and production string and to return the well to production. In July 2015 Concho did return to the #5B well and commenced jarring and fishing operations in an attempt to repair the well. These operations did not result in success and the well remains shut-in at this time. In June 2015 the Company filed suit in the District Court for Shackelford County against HLA Interests, LLC and Sedco (a former operator of the Dawson-Conway leases) alleging misrepresentation and fraud concerning title to the leases and compliance in regards to various regulations and permitting requirements of the Texas Railroad Commission. During December 2015, the Company accessed the potential development options for the Dawson-Conway leases and the Company decided that all operations at the Dawson-Conway leases should be suspended pending eventual sale of the property.

On March 5, 2014, the Company acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders lease located in Shackelford County, Texas from Sabor X Energy Services, Inc. for $600,000. The property consists of 385 acres and 5 producing oil wells. The property has been shut-in since August of 2015 due to mechanical downhole issues. In December 2015, the Company accessed the potential development options for the Powers-Sanders lease and the Company decided that all operations at the Powers-Sanders leases should be suspended pending the eventual sale of the property.

On March 6, 2014, the Company acquired a 100% working interest in the Stroebel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. We held a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consisted of 235 acres and 32 wells. The Company disposed of its working interests in the Stroebel-Broyles leases in Eastland County, Texas during the first quarter of 2015.

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. At the time of the acquisition the property consisted of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement our wholly-owned subsidiary, CEGX of Texas, LLC, was obligated to spud the initial “Earning Well” by September 15, 2014. The initial well was part of a “continuous drilling program” which afforded Cardinal the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore had never been water flooded, had a two tank batteries. On

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 - OIL AND GAS PROPERTIES (continued)

September 2, 2014 the Company sold its interests in the Bradford “A” and Bradford “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”). At the time of the sale neither the parent company nor CEGX held any ownership in Bradford JV. In late December 2014, Cardinal Energy (the “parent company”) purchased a 20% interest in Bradford JV on the same terms as offered to the general public. On June 12, 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC (“Keystone”) in a series of transactions which resulted in Keystone securing a line of credit to be used to further develop the Bradford “A” and Bradford “B” leases, Keystone acquiring an option (exercisable within 365 days) to purchase all of the interests in the Bradford JV and Cardinal Energy exchanging 10 units of its ownership interests in the Bradford JV for a 5% equity interest in Keystone.

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. serves as the operator for the property. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. During the fourth quarter of 2014 the plugged well on the Fortune Prospect was re-drilled and completed in the prolific Caddo limestone formation and two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells has steadily declined from its peak to approximately 13 BOE per day for the first quarter of 2015 to just under 7 BOE per day during the second quarter of 2015 and approximately 3 BOE per day during the third quarter of 2015.

Following the initial completion of the three producers, the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company received refunds totaling $40,000 from the operator voted to remove the operator. The refunds were treated as a reduction in our cost basis of the property. In June 2015 the Company filed suit in the District Court for Shackelford County seeking recovery of damages. Future development activities for the prospect have been placed on hold pending the outcome of the litigation.

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The prospect comprising 200 acres is located adjacent to and just to the west of the existing Bradford “A” and “B” leases. During the second quarter of 2015, the Company drilled the initial well (Bradford West #1). We perforated and treated the well, ran the production tubing and set the pump jack. The results from this well were disappointing and the Company elected not to continue the drilling program called for under the Asset Sale & Purchase, and Farm-In agreements. The well was suspended and the lease and well were subsequently transferred to the previous owners during the fourth quarter of 2015.

The aforementioned Powers-Sanders, Stroebel-Broyles, Bradford “A” and “B” and Fortune acquisitions and the additional 15% working interest in the Dawson-Conway leases were financed from the proceeds of a $4,500,000 offering of 12% Senior Secured Convertible Notes which matured in December 2015 (see Note 6 for additional details).

As of December 31, 2015, based on management’s review of the carrying value of oil and gas properties, management determined that there is evidence that the cost of these acquired oil and gas properties will not be fully recovered and accordingly, the Company has determined that an adjustment to the carrying value of these properties was required. The Company determined and recognized an impairment expense of $2,654,824 during the year ended December 31, 2015. The impairment expense equals to the difference between the carrying values of the oil and gas properties and their estimated fair values. As of the date of these consolidated financial statements, the carrying values for oil and gas properties amounted to $310,226 and $3,449,487 at December 31, 2015 and 2014, respectively.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Office equipment	$63,235	$63,128
Computer hardware and software	26,652	23,527
Leasehold improvements	25,453	25,270
Transportation equipment	132,622	180,485
Building	110,699	110,595

	358,661	403,005
Less: accumulated depreciation	(114,583)	(63,252)

	$244,078	$339,753

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $63,294 and $40,093, respectively.

During 2015, the Company sold a truck with a net book value worth approximately $35,000 to third parties for a sales price of approximately $28,000 and settled the equipment purchase contract payable of $28,000, realizing a loss on sale of assets of approximately $7,000. The depreciation expense related to the sold truck amounted to approximately $7,000 which is included in the $63,294 above. During 2014, the Company sold a truck that had been purchased in 2014. No depreciation was recognized on the truck and a minor gain of approximately $1,000 was realized.

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

Senior secured convertible notes payable consisted of the following:

	December 31, 2015	December 31, 2014
12% Senior secured convertible promissory notes	$4,500,000	$4,500,000
Discount	(519,286)	(519,286)
Accumulated amortization of discount	519,286	224,158
Remaining discount	-	(295,128)
12% Senior secured convertible notes payable, net	$4,500,000	$4,204,872

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

During fiscal 2014, the Company issued additional Senior Secured Convertible Notes in an aggregate principal amount of $1,275,000 together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 510,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of the same private placement offering. The remaining $500,000 of principal available under the facility was not secured during the fourth quarter of 2014 and the offering of units was closed during February 2015.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

In connection with the issuance of the convertible promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 1,800,000 shares of the Company’s common stock for $1.00 per share. The warrants expire on December 31, 2019. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $519,286 to additional paid-in capital and as a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 0.69%, a dividend yield of 0% and volatility of 238.45%. The debt discount attributed to the value of the warrants issued was amortized over the notes’ maturity and recorded to amortization of debt discount.

The Company amortized debt discount $224,158 to current operations as a component of interest expense for the year ended December 31, 2014. During the year ended December 31, 2015 the Company amortized an additional $295,128 to current operations as amortization of debt discount under other expenses.

Through the end of December 2014, the Company had prepaid $515,000 in commissions and fees related to the financing. During the year ended December 31, 2015 and 2014, the Company amortized prepaid debt issuance cost of $294,163 and $220,837, respectively, of the commissions and fees to interest expense. As of December 31, 2015, accrued interest amounted to $540,000 and was included in accounts payable and accrued expenses as reflected in the consolidated balance sheet.

The Company failed to make the $270,000 semi-annual interest payment that was due to the noteholders on July 31, 2015 and the final semi-annual interest and principal payments due on December 15, 2015 remain outstanding at December 31, 2015. The Company has held several telephone conference calls with the noteholders and has been in continuous contact with Syndicated Capital, the placement agent for the Notes, to discuss plans to either bring the interest payments to a current status or to restructure the unpaid interest and principal outstanding into common and or preferred equity securities of the Company. To date, the noteholders have elected not to exercise their rights to trigger certain default provisions under the senior secured promissory notes.

The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well work-over and drilling programs, to purchase and equip a regional office, to purchase various well testing and production equipment, to fund lease operating expenses and to retire short-term debt.

In July 2015 the Company identified embedded derivatives related to the theoretical default of the Senior Secured Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company to record the fair value of the derivatives as of the inception date of the Senior Secured Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date (see Note 8).

NOTE 7 – LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Loan Payable

Loan payable outstanding at December 31, 2015 and 2014 consisted the following:

	December 31, 2015	December 31, 2014

Loan payable obtained in November 2015 of $172,800, net of debt discount of $36,759, payable over 273 days beginning on November 18, 2015 with daily payments of $633.	$119,584	$-

Such loan was obtained in connection with a Revenue Based Factoring Agreement executed in November 2015 whereby the Company sells, assigns, and transfers all of the Company’s future receipts, accounts and contract rights and other obligations arising from or relating to payment of monies from customers in the ordinary course of the Company’s business, until such time the loan amount has been paid off by the Company. In March 2016, the Company received a default notice from the lender (see Note 14).

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Notes Payable

Equipment purchase contracts payable

Between June 2014 and September 2014, the Company issued notes payable in the aggregate amount of $100,285 in connection with the acquisition of three pieces of transportation equipment. The notes payable bear interest ranging approximately from 9% to 10% per annum and are secured by a lien on the transportation equipment. The notes are payable in 60 equal monthly payments. During fiscal 2015, the Company sold one piece of transportation equipment. The Company used the sales proceeds to pay off the remaining balance of the note of approximately $25,000.

Notes payable — short and long term portion consisted of the following:

	December 31, 2015	December 31, 2014
Total notes payable	$56,226	$94,631
Less: current portion – equipment purchase contract payable	(13,721)	(17,023)
Long term portion – equipment purchase contract payable	$42,505	$77,608

Note payable outstanding at December 31, 2015 and 2014 consisted the following:

	December 31, 2015	December 31, 2014

Promissory note of $340,000 bearing 6% interest per annum	$-	$340,000

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

At December 31, 2014, the $340,000 balance of the HLA Note remained outstanding. Pursuant to a partial default judgement awarded in favor of the Company on August 5, 2015, the Company was relieved of any responsibility for repayment of the HLA Note. Accordingly, the Company has removed the HLA Note from the liability section of the balance sheet and has treated the previously outstanding balance of $340,000 as a reduction to the carrying value of the properties as of December 31, 2015 (see Note 13).

Note issued on September 11, 2014:

On September 11, 2014, the Company issued a 90 day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, the Company issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued resulting in a credit to common stock of $35,000 which was amortized over the 90 days to maturity of the note. During December 2014 the Company repaid the note principal in cash and during January 2015 the Company paid the interest by issuing 30,000 shares of common stock valued at $12,000.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable

Convertible notes payable outstanding at December 31, 2015 and 2014 are summarized in the following table:

	December 31, 2015	December 31, 2014

Amount of principal and interest under the various 8% convertible promissory notes net of debt discount of $0 and $14,353 at December 31, 2015 and 2014, respectively, issued during fiscal 2013	$-	$168,647
Amount of principal and interest including default interest and penalties under the 6% convertible promissory notes net of debt discount of $0 and $181,465 at December 31, 2015 and 2014, respectively, issued during fiscal 2014	431,092	158,535

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount of $0 and $107,288 at December 31, 2015 and 2014, respectively, issued during fiscal 2014	4,521	2,712

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount of $39,340 and $0 at December 31, 2015 and 2014, respectively, issued during fiscal 2015	20,295	-
Amount of principal and interest including default interest and penalties under the various 10% convertible promissory notes net of debt discount of $2,610 and $0 at December 31, 2015 and 2014, respectively, issued during fiscal 2015	95,869	-
Amount of principal and interest including default interest and penalties under the various 12% convertible promissory notes net of debt discount of $138,214 and $0 at December 31, 2015 and 2014, respectively, issued during fiscal 2015	597,766	-
Total principal and interest including default interest and penalties	1,149,543	329,894
Less : Current portion of convertible notes	(1,061,725)	(329,894)
Total long-term portion of convertible notes	$87,818	$-

Convertible Note issued during fiscal 2013:

As of December 31, 2015 and 2014, there was a total remaining balance of $0 and $183,000, respectively, pursuant to convertible debentures offering issued during fiscal 2013. The convertible notes bore interest at 8% per annum, with principal and interest due two years from issuance. The notes carried a default interest rate of 12% per annum. The notes were convertible for two years from the issue date into shares of the Company’s common stock at a price of $1.00 per share. The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. During the year ended December 31, 2015, the Company repaid by cash $15,000 of these convertible notes payable and issued 69,697 shares of common stock to convert $23,000 principal convertible notes issued in 2013. During the year ended December 31, 2015, noteholders of the remaining balance of these $145,000 principal convertible notes payable entered into an assignment agreement and assigned their debts to another note holder. The Company issued a 10 month 12% convertible note payable of $145,000 on May 8, 2015 - see below.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible Note issued on September 22, 2014:

On September 22, 2014, the Company issued a 6% short term convertible promissory note payable of $340,000 to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note is due 180 days after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the Company is required to pay principal of $340,000.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon 75% of an average of the lowest 3-day closing price during the immediate 20 days prior to the date of the conversion notice. The note was issued with an original issue discount of $90,000 and the Company recorded it as prepaid debt issuance cost which was amortized over the term of the note. In conjunction with the issuance of this convertible promissory note, the Company issued an aggregate of 250,000 Class C detachable warrants exercisable three years from the date of issuance with an initial exercise price of $1.00 per share.

During the year ended December 31, 2015, the Company extended the repayment date on three occasions and issued common stock to the note holder as consideration for the extension concessions. The Company issued 250,000 shares on May 5, 2015 and an additional 250,000 shares on May 28, 2015. The shares were valued based upon an agreed formula consistent with the conversion terms applied to the embedded derivative. The 500,000 shares of common stock was valued at $107,500 which was charged to interest during the year ended December 31, 2015. The Company has completed a third extension, for which it paid $5,000 for legal fees incurred by the note holder. The note is currently in default and the Company and the note holder have agreed to arbitration in 2016.

Convertible Note issued on December 23, 2014:

On December 23, 2014, the Company issued an 8% short term convertible promissory note payable of $110,000 to an unrelated entity. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as a legal fees related to this credit facility. The repayment of the note is due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the Company is required to pay principal of $120,000 on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the date of the conversion notice.

Convertible Note issued on January 12, 2015:

On January 12, 2015, the Company issued a 10% one year promissory note payable of $100,000, due January 12, 2016, with an unrelated entity. Under the terms of the note, the Company received $90,000 and was charged an original issue discount of $5,000. The Company was also charged $5,000 as legal fees related to this credit facility. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $120% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 35% discount to the lowest closing price during the immediate 15 days prior to the date of the conversion notice.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible Note issued on January 16, 2015:

On January 16, 2015, the Company issued an 8% short-term promissory note payable of $114,000, due October 13, 2015, with an unrelated entity. Under the terms of the note, the Company received $110,000 and was charged an original issue discount of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be 130% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 35% discount of the average of the lowest three trading price during the 10 days prior to the date of the conversion notice.

Convertible Note issued on January 22, 2015:

On January 22, 2015, the Company issued a two-year 12% convertible promissory note payable of $55,000 with an unrelated entity. Under the terms of the note, the Company received $50,000. The repayment of the note is due on or before January 28, 2017, 2 years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a conversion term, which includes a calculation based upon 60% of the lowest closing price during the immediate 25 days prior to the calculation of the conversion notice. The note was issued with an original issue discount of $5,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. Conversion price of this convertible note shall equal to the lesser of (a) $0.50 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of this note.

Convertible Note issued on January 28, 2015:

On January 28, 2015, the Company issued a two-year 12% convertible promissory note payable of $55,000, due January 28, 2017 with an unrelated entity. Under the terms of the note, the Company received $50,000 and was charged an original issue discount of $5,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 120% of the principal and any accrued interest. During the succeeding 90 day prepayment period, the repayment will be 130% of the principal and any accrued interest. Conversion price of this convertible note shall equal the lesser of (a) $0.365 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the applicable conversion date on which the note holder elects to convert all or part of this note.

Convertible Note issued on March 18, 2015:

On March 18, 2015, the Company issued a two-year 8% convertible promissory note payable of $60,000, due March 18, 2017 with an unrelated entity. Under the terms of the note, the Company received $54,000 and was charged an original issue discount of $6,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s common stock. If paid in cash, during the initial 90 days, the repayment will be 115% of the principal and accrued interest. During the succeeding 90 day prepayment period, the repayment will be $130% of the principal and any accrued interest. If the creditor elects to convert the note to common stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date.

Convertible Note issued on March 18, 2015 and August 27, 2015:

Between March 18, 2015 and August 27, 2015, the Company issued two year 12% convertible promissory notes payable for a total of $85,000 with an unrelated entity. Under the terms of the note, the Company received $72,500. The repayment of the notes are both due on or before March 18, 2017, two years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon the lesser of a) $0.30 or b) 60% of the lowest closing price during the immediate 25 days prior to the date of the conversion notice. The note was issued with an original issue discount of $8,500 and a charge for legal fees of $4,000. The Company recorded the costs as prepaid debt issuance cost which is amortized over the term of the note.

Convertible Note issued on April 6, 2015:

On April 6, 2015, the Company issued a nine-month 10% convertible promissory note payable of $60,000, due January 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $54,750 and was charged an original issue discount of $5,250. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 125% to 150% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon 55% of the lowest two closing price during the immediate 25 days prior to the date of the conversion notice.

Convertible Note issued on May 1, 2015:

On May 1, 2015, the Company issued a nine-month 8% convertible promissory note payable of $59,000, due February 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $55,000 and was charged prepaid loan costs of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 115% to 130% of the principal and any accrued interest. If the creditor elects to convert the note to common stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date.

Convertible Note issued on May 8, 2015:

On May 8, 2015, the Company issued a ten-month 12 % convertible promissory note payable of $145,000 to an unrelated entity upon the assignment of a total of $145,000 of 8% convertible notes issued in fiscal 2013 whereby the previous noteholders entered into an assignment agreement and assigned their debts to this unrelated entity. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion obligation allowing it to convert the notes during the pendency of the note, but repayment in cash is not expected. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon lesser of a) $0.40 or b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion.

Convertible Note issued on May 21, 2015:

On May 21, 2015, the Company issued a ten-month 12% convertible promissory note payable of $110,000 with an unrelated entity. Under the terms of the note, the Company received $100,000. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $110,000 (including an original issue discount of $10,000) and the interest after the initial 90 days is to be 12%. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion terms, which includes a calculation based upon lesser of a) $0.40 or b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. The original issue discount of $10,000 has been recorded as prepaid debt issuance cost along with legal and commission expenses of $11,350. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

The prepaid debt issuance costs will be amortized over the term of the note.

Convertible Note issued on June 2, 2015:

On June 2, 2015, the Company issued a twelve-month 12% convertible promissory note payable of $121,000 with an unrelated entity. Under the terms of the note, the Company received $100,000. The repayment of the note is due on or before June 2, 2016, one year after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest (12%). The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $121,000 (including an original issue discount of $10,000 and professional fees of $11,000) and the interest after the initial 90 days is to be 12%. At the option of the note holder, the Company may repay the note by issuing common stock based upon the conversion terms, which includes a calculation based upon 70% of the lowest trade price during the immediate 15 days prior to the date of the conversion notice. The original issue discount of $10,000 and the $11,000 legal fees have been recorded as prepaid debt issuance cost which is amortized over the term of the note.

Convertible Note issued on July 17, 2015

On July 17, 2015, the Company issued a twelve-month an 8% convertible note to an unrelated party with a face amount of $57,500. The note contains an original issue discount of $5,000 and bears interest on the face amount at the rate of 8% per annum. The loan is due on July 17, 2016 and includes a convertible feature that allows the note holder to be paid in common stock of the Company. Any shares converted by the note holder will be valued at 60% of the lowest trading value during the 20 days immediately preceding the conversion. The note may be prepaid within 90 days of issuance at 110% of the principal amount plus accrued interest, and at 120% of principal plus accrued interest if prepaid after 90 days from the date of issuance but before 180 days of such date. The note may not be prepaid after 180 days. In the event of a default under the note, interest accrues at the rate of 24% per annum. In the event the Company fails to deliver shares of its common stock upon conversion within the time frames provided for in the note, the Company is subject to a $250 penalty per day increasing to $500 per day beginning on the 10th day after the prescribed delivery date. Further, in the event the Company is no longer current in its SEC filings for a period of six months or more, the conversion price shall be the lowest closing bid price during the delinquency period.

Common stock issued to convert convertible notes payable

During fiscal 2014, the Company issued an aggregate of 437,500 shares of common stock to various noteholders upon the conversion of a total of principal and interest of $174,807.

During fiscal 2015, the Company issued an aggregate of 45,489,374 shares of common stock to various noteholders upon the conversion of a total of principal and interest of $620,607.

Debt Discounts

In connection with the convertible promissory notes issued in fiscal 2015, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $931,181 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the year ended December 31, 2015 and 2014 the Company recognized $1,007,573 and $177,734, respectively of amortization of debt discount. For the year ended December 31, 2015 and 2014, the Company recognized $135,663 and $59,889 of amortization of prepaid debt issuance cost, respectively, and were recorded in interest expense.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 8 – DERIVATIVE LIABILITIES

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes issued in fiscal 2014 and 2015 (see Note 7) include a variable conversion price based on the closing bid prices of the Company’s common stock which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the Company determined that the terms of the warrants granted on September 22, 2014 in connection with the issuance of a convertible note and warrants granted on February 25, 2015 to the note holder of the Senior Secured convertible note (see Note 9) include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities.

The notes issued in fiscal 2015 were discounted in an aggregate amount of $931,181 based on the valuations and the Company recognized an additional derivative expense included in interest expense of $2,577,683 upon initial recording of the derivative liabilities. The total debt discount of $931,181 from the valuation of the derivatives are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain resulting from the decrease in fair value of these convertible instruments was $709,219 for the year ended December 31, 2015. During the year ended December 31, 2015 and 2014, the Company reclassified $826,901 and $22,068, respectively, to paid-in capital due to the conversion of convertible notes into common stock. At December 31, 2015, the Company had recorded warrant derivative liability of $1,722 and note derivative liability of $2,353,858.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of December 31:

	2015	2014
Stock price	$0.003	$0.42
Strike price ranging from	0.001 to 0.50	0.24 to 0.33
Remaining contractual term (years)	0.25 to 4.00 years	0.95 to 0.98 years
Volatility	292%	160%
Risk-free rate	0.05% to 1.76%	0.04% to 1.10%
Dividend yield	0.0%	0.0%

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31:

	2015	2014
Balance, beginning of year	$382,836	$32,528
Excess of fair value over debt discount	2,577,683	-
Debt discount in connection with conversion option of Debentures and detachable warrants	931,181	693,630
Extinguished derivative liability	(826,901)	(22,068)
Change in fair value of derivative liabilities	(709,219)	(321,254)
Balance, end of year	$2,355,580	$382,836

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2015, the Company has 100,000,000 shares of common stock authorized.

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

Cancelled 15,000 shares of common stock upon expiration of lease and was valued at $18,750.

As of December 31, 2014, the Company reported 34,940,046 shares outstanding.

During the year ended December 31, 2015, the Company:

Issued an aggregate of 248,874 shares of common stock for services to various consultants valued at fair market value of $92,183. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant.

Issued 100,000 shares of common stock valued at $40,000 in connection with an employment agreement with an officer of the Company. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant.

Issued 30,000 shares of common stock valued at fair market value of $12,000 as payment for interest under a short-term note payable issued in 2014. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant.

Issued an aggregate of 500,000 shares of common stock, valued at fair market value of $107,500 as consideration for the extension of a convertible note and the interest payable thereon. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant (see Note 7 for additional details).

Cancelled 33,333 shares of common stock valued at $15,667. The fair value of the shares of the common stock were based on the quoted trading price on the date of cancellation.

Issued an aggregate of 45,489,374 shares of common stock, valued at $620,607 for the conversion of various convertible notes payable and accrued interest pursuant to the conversion terms of the respective convertible notes. The Company reclassified $826,901 of derivative liabilities in connection with the extinguishment of derivative liabilities upon conversion of the convertible notes payable into common stock (see Note 8 for additional details).

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

As of December 31, 2015 the Company had 81,274,961 shares of common stock outstanding.

Preferred Stock

Effective November 24, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation in which the Company authorized the creation of 1,000,000 shares of Series A preferred Stock. Each shares of Series A preferred stock entitles the holder thereof to 110 votes per share and otherwise has the same rights and privileges as the Company’s common stock. The holders of shares of Series A preferred stock are not entitled to dividends or distributions. The holders of the Series A preferred stock do not have any conversion rights and the shares are non-transferrable.

On November 24, 2015, the Company issued to the Company’s CEO, Timothy Crawford, 1,000,000 shares of the Company’s restricted Series A preferred stock, valued at approximately $100,000. In connection with the issuance of these Series A preferred shares, the Company recorded stock based compensation of $100,000 for the year ended December 31, 2015.

The issuance to Mr. Crawford of the 1,000,000 shares of the Series A Preferred Stock resulted in Mr. Crawford acquiring approximately 65% of the voting securities of the Company on the date of grant.

As of December 31, 2015 the Company had 1,000,000 shares of Series A preferred stock outstanding.

Common stock Warrants

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

During the year ended December 31, 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Notes (see Note 7). The warrants expire on December 31, 2019.

On February 25, 2015, the Company entered into an agreement with Syndicated Capital, Inc. (the “Holder”) granting Syndicated Capital, Inc. the right to subscribe for and purchase 450,000 shares of the Company’s common stock at an initial purchase price of $1.00 per share. This right will expire, if not terminated earlier in accordance with the provisions of the agreement, on December 31, 2019. The Warrant was issued as compensation to the Holder for services rendered as placement agent in connection with the Company’s private offering of units of the Company’s securities which occurred in December 2014. The Company identified embedded derivatives related to the warrants issued February 25, 2015. These embedded derivatives included certain reset provisions (see Note 8 for additional details). The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date and to adjust the fair value as of each subsequent balance sheet date.

Changes in stock purchase warrants during the periods ended December 31, 2015 and 2014 are as follows:

		Weighted Average	Aggregate		Weighted Average
	Number of	Exercise	Intrinsic		Remaining
	Warrants	Price	Value	Exercisable	Life
Outstanding, December 31, 2013	-	$-	$-	-	$-
Exercisable, December 31, 2013	-	-	-	-	-
Issued	2,050,000	1.00	-	-	-
Exercised	-	-	-	-	-
Cancelled					-
Outstanding, December 31, 2014	2,050,000	1.00	-	2,050,000	4.75 years
Issued	450,000	1.00	-	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding, December 31, 2015	2,500,000	$1.00	$-	2,500,000	3.60 years
Exercisable, December 31, 2015	2,500,000	$1.00	$-	2,500,000	3.60 years

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 10 - RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

The Company has determined that the agreement and the Company’s participation in the joint venture at December 31, 2014 created a related party relationship and as such has reported the billed revenue of $621,508 and $1,716,771 during the year ended December 31, 2015 and 2014, respectively and the unpaid accounts receivable of $180,712 and $225,000 at December 31, 2015 and 2014, respectively as related party transactions in the consolidated financial statements.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a third party in exchange for 3,000,000 shares of common stock which have been designated “Treasury Stock”. Also, as part of the transaction, the Company returned the $20,000 bond they had received earlier. The third party involved in this transaction was previously a senior executive of the Company and was considered a related party when the properties in question were originally acquired by the Company.

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests in the Bradford JV entered into a Participation Interest Purchase Agreement with Keystone Energy, LLC (see Note 13). In June 2015, the Company received $250,000 for the Company’s ten (10) Participation Interests for Keystone’s right to beneficial enjoyment which is not subject to forfeiture by the Company under any circumstances. For financial reporting purposes the Company has recognized this amount as a component of related party operating revenues during the year ended December 31, 2015.

NOTE 11 - ASSET RETIREMENT OBLIGATION

The following table sets forth the principal sources of change of the asset retirement obligation for the years ended December 31, 2015 and 2014:

	2015	2014

Asset retirement obligations, beginning of period	$162,321	$8,639
Additions and changes in estimated liabilities	(81,245)	(8,639)
Asset retirement obligations assumed	-	142,336
Accretion expense	14,987	19,985
Asset retirement obligations, end of period	$96,063	$162,321

As of December 31, 2015 the Company does not maintain an escrow agreement or performance bond to assure the administration of the plugging and abandonment obligations assumed.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 12 - INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended December 31, 2015 and 2014, respectively, since the Company has accumulated taxable losses from operations. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 39 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”). At December 31, 2015, the Company has available $5,737,631 of NOL’s which expire in various years beginning in 2031 and carrying forward through 2035. The tax effects of significant items comprising the Company’s net deferred taxes as of December 31, 2015 and 2014 were as follows:

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39 percent to net loss before provision for income taxes for the following reasons:

	December 31,
	2015	2014

Cumulative NOL	$5,737,631	$4,294,241

Deferred Tax Assets:
Net operating loss carry forwards	2,237,676	1,674,754
Valuation allowance	(2, 237,676)	(1,674,754)
	$-	$-

The Company files federal and Ohio income tax returns subject to statutes of limitations. The years ended December 31, 2015, 2014, 2013, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2015, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $562,922.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

As payment in full for the Participation Interests and the Oil and Gas Properties, Keystone Energy agreed to, within 365 days following execution of the Purchase Agreement, pay to the Sellers the aggregate cash amount of $1,575,000 (the “Cash Purchase Price”). As to the Company’s twenty (20) Participation Interests, the Purchase Agreement additionally provided that Cardinal would (i) be presently paid the amount of $250,000 included in the cash purchase amount in consideration of the Company’s assignment thereunder to Keystone Energy of the beneficial interest in ten (10) of its twenty (20) Participation Interests and (ii) as to the other ten (10) of the Company’s Participation Interests, exchange the Company’s rights therein to Keystone for a five (5%) percent equity ownership interest in Keystone Energy. The Participation Interests of all Sellers acquired under the Purchase Agreement were designated to be and are being held in escrow pending the acquisition of all of the Sellers Participation Interests or the expiration of the 365 day period, whichever occurs first. As of December 31, 2015, the balance of the cash purchase amount was $1,075,000 reflecting the balance of the 43 remaining Participation Interests which Keystone Energy remains obligated to purchase under the terms of the Purchase Agreement.

The $250,000 received by the Company for the Company’s ten (10) Participation Interests for Keystone’s right to beneficial enjoyment thereof is not subject to forfeiture by the Company under any circumstances. For financial reporting purposes the Company has recognized this amount as a component of related party operating revenues during the year ended December 31, 2015.

The exchange of the other ten (10) Cardinal Participation Interests for a 5% equity interest in Keystone Energy has been reported as an income tax neutral, tax-deferred, property for property exchange in accordance with applicable provisions of federal income tax law and was initially recorded as an investment in oil and gas properties valued at it’s fair market value of $250,000.

The Purchase Agreement further provided that Keystone would deliver to CEGX of Texas, as irrevocable consideration, an initial advance in an amount of $250,000 for improvements to be made to the Oil and Gas Properties. The amount is not subject to refund or forfeiture and has been included in related party operating revenues from contract operations during the year ended December 31, 2015.

Finally, in accordance with the terms of the Purchase Agreement and as of the date thereof, Keystone Energy entered into a Master Loan Agreement with Maximilian Bradford, LLC (“Maximilian”), a Keystone Energy related party, providing for the loan by Maximilian to Keystone Energy of the amount of $2,600,000. The proceeds under this loan are to be used for the purchase of the Participation Interests and the development of the underlying interests in the Bradford “A” and “B” leases. Upon full repayment by Keystone Energy of the loan, the Company is granted an option to convert its 5% interest in Keystone Energy into either (i) an undivided 50% of the working interest owned by Keystone Energy in the Oil and Gas Properties, or (ii) a 50% equity interest in Keystone Energy.

Concurrent with the Participation Interest Purchase Agreement, Keystone Energy entered into an Operating Agreement with the Company’s wholly-owned subsidiary, CEGX of Texas, LLC authorizing CEGX of Texas to conduct the drilling operations and related activities necessary to develop the properties.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc.(Case No. 2015-028, 259th Judicial District Shackelford County, Texas) .

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18th 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. Borets has filed a Motion for Summary Judgment seeking to dispose of the counterclaim on behalf of the Company. No hearing has been set on the motion and the Company will prepare a response if in fact a hearing date is obtained. As of the date of this report, discovery is ongoing.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas).

The lawsuit was filed on May 22, 2015. The lawsuit alleges a cause of action against the above named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants. The Company is now in the process of filing a Motion for Summary Judgment in favor of the Company.

CEGX of Texas, LLC v. P.I.D. Drilling, Inc.(Case No. 2015-062 259th Judicial District Shackelford County, Texas).

This lawsuit was filed by the Company on June 10, 2015 and contains causes of action for breach of contract and also requests an accounting. The lawsuit is claiming damages for overcharges by PID and also asking that PID be removed as operator after a vote by the non-operating working interest owners. As of the date of this report an answer has been filed on behalf of PID and the parties have entered into settlement discussions. If the settlement discussions fail the Company is prepared to request a trial date.

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

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

The Company was finally able to obtain service on Elks. As of now, Elks, Cies, Erco and Sedco have now filed answers. A hearing and/or trial will be required to obtain damages against Sedco and Erco.

At present, we are in the process of attempting to obtain a damages judgment as against Phillip Allen individually and as HLA Interests, LLC.

The Company has reached out to all of the parties involved requesting they contact us to enter into settlement discussions on this matter. In addition, we have forwarded discovery to the various defendants and are awaiting responses to same. As of the date of this report we have received no responses from any of the defendants in regards to settlement and the Company’s attorneys are now working with the trial court’s coordinator to set a date for trial.

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial is currently scheduled for April 24, 2016. The parties have held settlement discussions in this matter but thus far have failed to reach a satisfactory agreement. As of the date of this report discovery is continuing. The Company has recorded $5,500 in accrued expenses which represents the amount most likely the Company would pay to settle this lawsuit.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owes him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. Management still intends to defend this matter vigorously. There was no ongoing activity in connection with this case for almost a year. The Company believes that there is a remote likelihood that this lawsuit will prevail.

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

Other

On September 11, 2015 Tonaquint, Inc. (“Tonaquint”) filed for arbitration under a Securities Purchase Agreement and Convertible Promissory Note, claiming that the Company is in default for failing to deliver all earned shares, failing to satisfy the remaining balance of the note and failing to maintain adequate stock reserves. The Company has answered, denying the claims and asserting that Company has satisfied its obligations with respect to the Tonaquint Note. Arbitration was scheduled for February 2016 in Salt Lake City, Utah.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of December 31, 2015.

NOTE 14 - SUBSEQUENT EVENTS

Tonaquint Arbitration

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674.41 plus interest at 22% per year (included in convertible notes payable as of December 31, 2015) and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and as of the date of the filing of this report the parties are still holding discussions on the matter.

Asset Sale

On February 12, 2016, the Company sold its facility in Albany, Texas to an unrelated party for a sales price of $130,000. In connection to this sale, the Company received net proceeds of approximately $98,000, net of closing costs, and additionally the buyer issued a 5% secured promissory note of $30,000 to the Company. The principal amount is due on March 12, 2019 and accrued unpaid interest is due monthly.

Litigation

On March 1, 2016 Iconic Holdings filed suit in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note and claiming that the Company owes $167,478 in unpaid principal and interest. The Company believes that remaining outstanding principal under the note is $35,000. As of the filing date of this report the Company has yet to retain counsel or answer the claims.

Loan Default

On March 18, 2016 the Company received notice from counsel representing Power Up Lending Group, Ltd. that it was in default under the terms of the November 12, 2015 Revenue Based Factoring Agreement. (Please refer to “Loan Payable” in Note 7 for additional details.)

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 14 - SUBSEQUENT EVENTS (continued)

Equity Issued

Subsequent to the year ended December 31, 2015 the Company issued 2,104,596 shares of common stock, valued at $6,924 for the conversion of a convertible note payable and accrued interest pursuant to the conversion terms of the note payable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2015.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name and Address	Age	Position(s)

Timothy W. Crawford	59	Chief Executive Officer, President and Director

John Jordan(1)	68	Chief Financial Officer, Director

Gary B. Peterson(1)	68	Chief Financial Officer

John C. May	60	Senior Vice President, Secretary and Director

Dow Eric Bowman(2)	61	Chief Operating Officer

(1) On May 27, 2015, the Board of Directors appointed John Jordan its Chief Financial Officer and a member of the Company’s Board, effective June 1, 2015. On the same date, Gary Peterson stepped down as Chief Financial Officer and was appointed the Company’s Controller, effective June 1, 2015. Mr. Jordan will also serve as the Chairman of the Company’s Audit Committee.

(2) Effective December 1, 2015 Mr. Bowman took a leave of absence from his duties as the Chief Operating Officer.

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

John Jordan

Mr. Jordan served as the Company’s Chief Financial Officer from January 2014 until September 2014, when he retired to pursue community service work. Mr. Jordan served in various positions with Unocal Corporation and its successor, Chevron Corporation, from 1970 to 2006, most recently serving as Accounting Manager and Division Comptroller. Mr. Jordan has over 40 years’ experience as an accounting and financial services professional, with an extensive background in oil and gas and geothermal energy industries both in the United States and overseas. Mr. Jordan holds a Bachelor of Science in Accounting and Business Management from Pepperdine University (1970) and an MBA from the George Graziadio School of Business and Management, Pepperdine University (1977). In connection with Mr. Jordan’s appointment, the Company agreed to pay Mr. Jordan $2,000 per month, to be adjusted monthly or quarterly through mutual agreement.

Gary B. Peterson

Mr. Gary B. Peterson was named our interim Chief Financial Officer on September 30, 2014. Concurrent with Mr. Jordan returning to the Company as its Chief Financial Officer effective June 1, 2015, Mr. Peterson became the Company’s Controller and served in that capacity through December 31, 2015. Since June 2007, Mr. Peterson has acted as a consultant and provided financial, tax, and accounting services to numerous companies in the energy (oil and gas exploration and extraction), software and hardware development, and mining industries. Peterson has experience as an audit partner for public oil and gas companies, and has developed an expertise in the financial compliance requirements of public companies.

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

Mr. May resigned as Senior Vice-President and Director effective February 3, 2016.

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

Mr. Bowman took leave of absence from Company effective December 1, 2015. The Company is currently using the services of Bullet Development as a consultant to management on key drilling, development and production matters.

Director Compensation

Effective January 1, 2014 our Board of Directors approved compensation for our Board of Directors, including directors who are employees of the Company, in the amount of $750 per meeting attended. This compensation is payable in shares of our Common Stock. The number of shares is determined by the closing bid price of our common stock on the day of the meeting. The issuance of these shares is treated as director stock based compensation and commenced in the first quarter of 2014. At the October 6, 2015 regular meeting of the Board of Directors the Board unanimously voted to suspend pay to Directors to attend Board Meetings.

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

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only in the early stages of our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2015; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

Summary Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
								Change in
								Pension Value &
							Non-Equity	Nonqualified
							Incentive	Deferred	All
					Stock	Option	Plan	Compensation	Other
Name and Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)		($)	($)	($)	($)	($)	($)	($)

Timothy W. Crawford, Chief Executive Officer	2015	250,000		0	100,000	0	0	0	0	350,000
	2014	250,000 (1)		0	0	0	0	0	0	250,000

John C. May, Senior Vice President and Secretary	2015	150,000		0	0	0	0	0	0	150,000
	2014	150,000	(1)	0	0	0	0	0	0	150,000

Employment Agreements with Executive Officers

Timothy W. Crawford. We have an employment agreement with Mr. Crawford whereby we agreed to pay Mr. Crawford an annual salary of $250,000 in calendar 2014, $300,000 in 2015 and in 2016 an amount determined by our board of directors which amount will not be less than the amounts payable in 2015. In addition, we agreed to issue Mr. Crawford effective April 1, 2014 a warrant which entitles him to purchase 1,000,000 shares of our common stock at a price equal to the volume weighted average price (VWAP) of our common stock for the three months ending March 31, 2014. The warrants were subsequently cancelled prior to the end of 2014, leaving none outstanding at December 31, 2014. Effective each April 1 as long as Mr. Crawford is employed by the Company, we may issue Mr. Crawford such warrants as determined by our Board of Directors. In addition, Mr. Crawford shall be entitled to participate in any bonus program or benefit plans established by our Board of Directors, a car allowance of up to $800 per month and up to three weeks paid vacation per year. In the event we terminate Mr. Crawford’s employment without cause at any time prior to December 31, 2016, we are obligated to pay him his salary and benefits through such time. Mr. Crawford waived a portion of his compensation in 2015.

John May. We have an oral employment agreement with Mr. May whereby we agree to pay Mr. May an annual salary of $150,000. In addition, Mr. May is entitled to participate in any bonus program programs or benefit plans established by our Board of Directors, an office allowance of $400 per month and up to four weeks of paid vacation per year.

John Jordan. We have agreed to pay Mr. Jordan $2,000 per month, to be adjusted monthly or quarterly through mutual agreement. In addition, Mr. Jordan may receive cash and/or stock bonuses upon the completion of the successful re-organization and re-capitalization of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

None. The Company does not have any stock option or similar equity based award plans as of December 31, 2015.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following disclosures set forth certain information, as of March 28, 2016 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is in care of Cardinal Energy Group, Inc. 500 Chestnut Street, Suite 1615, Abilene, TX 79602. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership(2)

Timothy W. Crawford(3)	Principal Executive Officer and Director	9,395,606	11.27%
John C. May	Senior Vice President and Director	629,004	* %
Gary B. Peterson(4)	Chief Financial Officer and Treasurer	-	*
John Jordan(4)	Chief Financial Officer and Director	50,000	*
Dow Eric Bowman(4)	Chief Operating Officer	150,000	*

All officers and directors as a group (4 individuals)		10,224,610	12.26%

* less than 1.0%.

(1)	The address for each officer/director is our address at 500 Chestnut Street, Suite 1615, Abilene, TX 79602.

(2)	Percentage based on 83,379,557 shares of common stock outstanding as of March 28, 2016.

(3)	4,450 shares are owned directly by Mr. Crawford and 9,391,156 shares are owned by Continental Capital Partners, Inc., a company in which Mr. Crawford is an owner and controls and has voting and dispositive control over our common stock. In addition to the common stock cited above, Mr. Crawford holds 1,000,000 shares of Class A preferred stock constituting 100% of the issued and outstanding shares of the Company’s preferred stock. Each share of the Class A preferred stock entitles the holder thereof to 110 votes per share. Holders of shares of common stock and holders of shares of the Class A preferred stock vote together as a single class on all matters submitted to a vote of our stockholders.

(4)

On May 27, 2015, the Board of Directors appointed John Jordan its Chief Financial Officer and a member of the Company’s Board, effective June 1, 2015. On the same date, Gary Peterson stepped down as Chief Financial Officer and was appointed the Company’s Controller, effective June 1, 2015. Mr. Jordan also serves as the Chairman of the Company’s Audit Committee. Mr. Bowman took a leave of absence from the Company effective December 1, 2015.

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

On June 12, 2015 the Company transferred its 20% interest in the Bradford JV to Keystone Energy, LLC (“Keystone”) in a series of transactions which resulted in Keystone securing a line of credit to be used to further develop the Bradford “A” and Bradford “B” leases, Keystone acquiring an option (exercisable within 365 days) to purchase all of the interests in the Bradford JV and Cardinal Energy exchanging 10 units of its ownership interests in the Bradford JV for a 5% equity interest in Keystone.

The Company has determined that these agreements create a related party relationship and as such has reported the billed revenues of $621,508 and $1,716,771 for the years ended December 31, 2015 and 2014, respectively and the unpaid accounts receivable of $180,712 and $225,000 at December 31, 2015 and 2014, respectively as related party transactions in the financial statements.

During 2014, the Company transferred the oil and gas producing properties located in Ohio and California to a third party in exchange for 3,000,000 shares of common stock which have been designated “Treasury Stock”. Also, as part of the transaction, the Company returned the $20,000 bond they had received earlier. The third party involved in this transaction was previously a senior executive of the Company and was considered a related party when the properties in question were originally acquired by the Company.

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the twelve month period ended December 31, 2014 the Company transferred the $20,000 surety bond back to a related party pursuant to the terms of the asset sale and purchase agreement covering the sale of the Company’s California and Ohio oil and gas properties. Related party payables totaled $nil at December 31, 2015 and 2014. These amounts payable bear no interest, are uncollateralized and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2015 and 2014, respectively.

	2015	2014

Audit Fees	$36,800	$25,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$36,800	$25,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/12	2.1
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.1(a)	Certificate of Designation for Series A Preferred Stock	8-K	11/24/15	3.1(a)
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Common Stock Purchase Warrant	8-K	3/7/13	4.1
4.2	Form of Convertible Promissory Note	8-K	3/7/13	4.2
4.3	Form of Subscription Agreement	8-K	3/7/13	4.3
4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	Share Exchange Agreement.	8-K	10/04/12	10.4
10.2	Commercial Lease Agreement - Triangle Commercial Properties, LLC.	10-K	3/28/13	10.1
10.4	Form of 8% Convertible Debenture	10-Q	5/15/13	10.4
10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/13	10.8
10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	5/1/14	10.1
10.7	Form of Secured Promissory Note	8-K	7/9/13	10.2
10.8	Form of Security Agreement	8-K	7/9/13	10.3
10.9	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	7/9/13	10.1
10.10	Contract Operating Agreement between CEGX of Texas, LLC and Bradford Joint Venture Partnership dated June 1, 2014.	10-Q	11/14/14	10.2
10.11	Participation Interest Purchase Agreement dated June 5, 2015 by and among Keystone Energy, LLC and CEGX of Texas, LLC.	8-K	6/23/15	10.1
10.12	Joint Settlement Agreement and Release of All Claims by and among Concho Oilfield Services, LLC, Hudson Petroleum Ltd. Co., Cardinal Energy Group, Inc. and CEGX of Texas, LLC, effective March 10, 2015.	8-K	7/1/15	10.1
14.1	Code of Ethics.	10-K	4/1/10	14.1

21.1	Subsidiaries of the Registrant				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	4/1/10	99.1
99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2
101.INS	XBRL Instance Document.				X**
101.SCH	XBRL Taxonomy Extension - Schema.				X**
101.CAL	XBRL Taxonomy Extension - Calculations.				X**
101.DEF	XBRL Taxonomy Extension - Definitions.				X**
101.LAB	XBRL Taxonomy Extension - Labels.				X**
101.PRE	XBRL Taxonomy Extension - Presentation.				X**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2016.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY W. CRAWFORD	Chief Executive Officer and Director (principal executive officer)	March 30, 2016
Timothy W. Crawford

/s/ JOHN JORDAN	Chief Financial Officer (principal financial and accounting officer)	March 30, 2016
John Jordan

