Form 10-Q
period 2016-03-31
Cardinal Energy Group, Inc.
filed 2016-05-12
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [  ] NO [X]

As of May 11, 2016 there were 83,379,557 shares outstanding of Registrant’s Common Stock (par value $0.00001 per share).

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended March 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,367	$24,155
Accounts receivable	202	-
Accounts receivable - related party	190,012	180,712
Marketable securities	46,200	30,800
Other current assets	201	-
Total Current Assets	246,982	235,667

PROPERTY AND EQUIPMENT, net	93,606	244,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	307,429	310,226

OTHER ASSETS
Note receivable	30,000	-
Deposits and deferred charges	56,100	56,100

TOTAL ASSETS	$734,117	$846,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,040,866	$908,066
Current portion of long term senior secured convertible promissory note	4,500,000	4,500,000
Convertible notes, net of debt discount and debt issuance cost of $44,809 and $144,885 respectively	1,216,766	1,044,102
Loan payable, net of debt discount of $0 and $39,910, respectively	150,586	116,433
Derivative liability	9,213,742	2,355,580
Equipment purchase contracts payable - current portion	14,047	13,721
Total Current Liabilities	16,136,007	8,937,902

LONG-TERM LIABILITIES
Convertible notes, net of debt discount and debt issuance cost of $45,529 and $58,403, respectively	99,401	82,317
Equipment purchase contracts payable	38,868	42,505
Asset retirement obligation	96,680	96,063

Total Long-Term Liabilities	234,949	220,885

TOTAL LIABILITIES	16,370,956	9,158,787

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Series A Preferred stock, 1,000,000 shares authorized at par value of $0.00001; 1,000,000 shares issued and outstanding	10	10
Common stock, 100,000,000 shares authorized at par value of $0.00001; 86,479,557 and 84,374,961 shares issued; and 83,379,557 and 81,274,961 shares outstanding, respectively	834	813
Additional paid-in capital	9,864,798	9,841,715
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,171,400)	(2,186,800)
Accumulated deficit	(21,317,701)	(13,955,074)

TOTAL STOCKHOLDERS’ DEFICIT	(15,636,839)	(8,312,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$734,117	$846,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES
Oil and gas revenues	$1,416	$22,463
Related party income from contract development operations	18,591	17,500

Total Revenues from Operations	20,007	39,963

COSTS & OPERATING EXPENSES
Operating and production costs	9,207	37,142
Costs of contract development operations	753	27,808
Depreciation and amortization	10,845	16,955
General and administrative	114,379	425,253

Total Operating Expenses	135,184	507,158

OPERATING LOSS	(115,177)	(467,195)

OTHER INCOME (EXPENSES)
Other income	2,570	-
Investment revenue - related party	-	7,319
Gain on sale of property and equipment	4,546	931
Amortization of debt discount	(136,076)	(81,238)
Interest expense, net	(244,148)	(662,783)
Loss on change in the fair value of derivative liability	(6,874,342)	(260,951)

Total Other Expenses	(7,247,450)	(996,722)

NET LOSS	$(7,362,627)	$(1,463,917)

OTHER COMPREHENSIVE LOSS
Change in value of investments	15,400	38,500

NET COMPREHENSIVE LOSS	$(7,347,227)	$(1,425,417)

Loss per share of common stock (basic and diluted)	$(0.09)	$(0.04)

Weighted average shares outstanding	82,223,186	35,128,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

									Accumulated
	Preferred Stock -				Additional	Stock			Other
	Series A		Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total

Balance at December 31, 2014	-	$-	34,940,046	$350	$8,058,664	$(3,500)	$(2,013,380)	$(5,341,712)	$(2,148,300)	$(1,447,878)

Common stock issued for services	-	-	248,874	2	92,181	-	-	-	-	92,183

Common stock issued employee bonus	-	-	100,000	1	39,999	-	-	-	-	40,000

Common stock issued for payment of short-term note payable interest and notes payable extension	-	-	530,000	5	119,495	-	-	-	-	119,500

Common stock cancelled	-	-	(33,333)	-	(15,667)	-	-	-	-	(15,667)

Common stock issued to convert convertible note payable	-	-	45,489,374	455	620,152	-	-	-	-	620,607

Issuance of preferred stock for services	1,000,000	10	-	-	99,990	-	-	-	-	100,000

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	-	-	(38,500)	(38,500)

Extinguishment of derivative liability on conversion of debt	-	-	-	-	826,901	-	-	-	-	826,901

Uncollectible stock subscription receivable charged to expense	-	-	-	-	-	3,500	-	-	-	3,500

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(8,613,362)	-	(8,613,362)

Balance at December 31, 2015	1,000,000	10	81,274,961	813	9,841,715	-	(2,013,380)	(13,955,074)	(2,186,800)	(8,312,716)

Common stock issued to convert convertible note payable	-	-	2,104,596	21	6,903	-	-	-	-	6,924

Unrealized holding gain on available-for-sale-securities	-	-	-	-	-	-	-	-	15,400	15,400

Extinguishment of derivative liability on conversion of debt	-	-	-	-	16,180	-	-	-	-	16,180

Net loss for the three months ended March 31, 2016	-	-	-	-	-	-	-	(7,362,627)	-	(7,362,627)

Balance at March 31, 2016 (Unaudited)	1,000,000	$10	83,379,557	$834	$9,864,798	$-	$(2,013,380)	$(21,317,701)	$(2,171,400)	$(15,636,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,362,627)	$(1,463,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,845	16,955
Amortization of debt discount and prepaid debt issuance cost	152,860	292,258
Accretion expense	3,414	3,000
Stock based compensation	-	40,000
Stock issued for services	-	49,919
Loss on change in fair value of derivative liability	6,874,342	260,951
Non-cash interest expense related to derivative liability	-	258,536
Non-cash interest expense, defaults fees and charges included in principal amount of notes	91,222	-
Gain on sale of property and equipment	(4,546)	(931)
Stock issued for interest expense	-	12,000
Rent income	(1,326)	-
Changes in operating assets and liabilities:
Accounts receivable - related party	(9,300)	-
Accounts receivable	(202)	37,166
Other current assets	(201)	-
Other assets	-	(14,000)
Accounts payable and accrued expenses	132,800	5,693
Accounts payable - related party	-	32,297

Net Cash Used in Operating Activities	(112,719)	(470,072)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	114,173	-
Purchase of property and equipment	-	(368)
Purchase of oil and gas properties	-	(45,750)
Sale of oil and gas properties	-	50,000

Net Cash Provided by Investing Activities	114,173	3,882

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable -equipment	(1,985)	(5,843)
Net proceeds from convertible notes payable	-	430,237
Repayment of convertible notes and loans payable	(13,257)	(15,000)

Net Cash (Used in) Provided by Financing Activities	(15,242)	409,394

NET DECREASE IN CASH	(13,788)	(56,796)
CASH AT BEGINNING OF PERIOD	24,155	115,398

CASH AT END OF PERIOD	$10,367	$58,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,348	$3,799
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale-securities	$15,400	$38,500
Derivative liability on convertible notes payable and warrants at inception	$-	$356,986
ARO adjustment related to assets sold	$-	$78,152
Common stock issued for conversion of debt	$6,924	$23,000
Loan extension fees	$-	$71,429
Original issue discount on convertible note payable	$-	$40,000
Reversal of derivative liability and debt discount on convertible notes payable	$-	$131,902
Extinguishment of derivative liability	$16,180	$-
Note receivable in connection with the sale of property and equipment	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2015 audited consolidated financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

Nature of Operations and Organization

Cardinal Energy Group, Inc. (the “Company”) was incorporated in the state of Nevada on June 19, 2007 under the name Koko, Ltd. for the purpose of developing, manufacturing and selling of a steak timer. On September 28, 2012, the Company changed the focus of its business when it acquired all of the ownership interests of Cardinal Energy Group, LLC, an Ohio limited liability company which was engaged in the business of acquiring, exploring, developing and operating oil and gas leases. The Company changed its name to Cardinal Energy Group, Inc. on October 10, 2012 in connection with this acquisition. On June 10, 2015 the Company moved its executive offices from Dublin, Ohio to Abilene, Texas. In February 2016, the Company closed its Abilene, Texas office and relocated their executive offices to Upper Arlington, Ohio.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of March 31, 2016 and December 31, 2015 there were no proved reserves.

In light of the precipitous fall in crude oil prices during the last two years and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as a charge to impairment expense on the income statement for the year ended December 31, 2015.

In December of 2015 the Company employed the services of Bullet Development, a respected oil and gas development firm headquartered in Abilene, Texas, to assess the value and potential development options for its remaining oil and gas properties in north-central Texas, namely the Company-operated Powers-Sanders and Dawson-Conway leases and our non-operating working interest in the Fortune Prospect. Based on the results of the study and the recommendations from Bullet Development we have determined that the best course of action would be to sell our interests in the leases to interested local parties. Accordingly, the Company has held discussions with multiple parties who are interested in acquiring the properties. In the case of the Powers-Sanders leases at least one oil and gas firm has expressed an interest in acquiring the leases in order to exploit some shallow oil reservoirs believed to be present under the properties. In the case of the Dawson-Conway leases initial discussions have occurred between the Company and two interested parties. One of the parties is the operator of adjoining leases and is interested in acquiring one or more of the leases in order to include the Dawson-Conway leases into a “master water flood project” for all of the surrounding leases. Negotiations amongst the various parties are ongoing.

Principles of Consolidation

Our unaudited condensed consolidated financial statements include the accounts of subsidiaries in which a controlling interest is held. All intercompany transactions have been eliminated. Undivided interests in oil and gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in entities without a controlling interest are accounted for by the equity method or cost basis. The equity method is used to account for investments in non-controlled entities when the Company has the ability to exercise significant influence over operating and financial policies. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses and distributions. The cost method is used when the Company does not have the ability to exert significant influence.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO was $96,680 and $96,063 as of March 31, 2016 and December 31, 2015, respectively. The Company accreted $3,414 and $3,000 to ARO during the quarters ended March 31, 2016 and 2015, respectively.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending March 31, 2016 and December 31, 2015 there were no such differences.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At March 31, 2016 and December 31, 2015, no reserve for doubtful accounts was required.

Reclassification of Prior Year Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $9,942 and $26,275 from assets to liabilities and netted off with the related loans in the liabilities as of March 31, 2016 and December 31, 2015, respectively.

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $21,317,701 at March 31, 2016, a net loss of $7,362,627 and net cash used in operating activities of $112,719 for the three months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has historically utilized production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s negative cash flows from operations, working capital deficit, and its projected costs of capital improvements for oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

March 31, 2016

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2016 and December 31, 2015. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods reported herein.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2016 and December 31, 2015, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$46,200	$-	$-	$46,200
Total	$46,200	-	-	$46,200
Liabilities
Derivative liability	$-	$-	$9,213,742	$9,213,742
Total	$-	$-	$9,213,742	$9,213,742

Assets and liabilities at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$30,800	$-	$-	$30,800
Total	$30,800	-	-	$30,800
Liabilities
Derivative liability	$-	$-	$2,355,580	$2,355,580
Total	$-	$-	$2,355,580	$2,355,580

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016:

Balance, December 31, 2015	$2,355,580
Initial fair value of debt derivatives at note issuances	-
Extinguished derivative liability	(16,180)
Change in fair value of derivative liabilities	6,874,342
Balance, March 31, 2016	$9,213,742

Net loss for the period included in earnings relating to the liabilities held at March 31, 2016	$9,213,742

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)	December 31, 2015
Office equipment	$63,235	$63,235
Computer hardware and software	26,652	26,652
Leasehold improvements	3,630	25,453
Transportation equipment	94,020	132,622
Building	-	110,699
	187,537	358,661
Less: accumulated depreciation	(93,931)	(114,583)

	$93,606	$244,078

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $10,845 and $16,955, respectively.

During 2016, the Company sold its regional operations facility in Albany, Texas with a net book value worth approximately $123,000 to a third party for a sales price of approximately $130,000. During 2016, the Company also sold various pieces of transportation equipment with a net book value worth approximately $16,000 to a third party for a sales price of approximately $16,000. The depreciation expense related to the sold facility and transportation equipment amounted to approximately $1,200 which is included in the $10,845 above. As a result, the Company realized a gain, net of recording, legal and other transaction costs, on sale of property and equipment of $4,546 during the three months ended March 31, 2016.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company, through its wholly owned subsidiary, CEGX of Texas, LLC has entered into Contract Operating Agreements with Bradford JV and Keystone Energy, LLC. Under the terms of these agreements, the Company has agreed to perform routine and major operations, marketing services, accounting services, reporting services and other administrative services on behalf of the Bradford JV as necessary to operate Bradford JV’s oil and gas operations on the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas.

The Company has determined that the agreements and the Company’s participation in the Bradford Joint Venture created a related party relationship and as such has reported the billed revenues of $18,591 and $17,500 during the three months ended March 31, 2016 and 2015, respectively and the related accounts receivable of $190,012 and $180,712 at March 31, 2016 and December 31, 2015, respectively as related party transactions in the unaudited condensed consolidated financial statements. Related party payables are nil at March 31, 2016 and December 31, 2015.

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

Senior secured convertible notes payable consisted of the following:

	March 31, 2016 (Unaudited)	December 31, 2015
12% Senior secured convertible notes payable, net	$4,500,000	$4,500,000

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

As of March 31, 2016 and December 31, 2015, accrued interest amounted to $675,000 and $540,000 respectively and was included in accounts payable and accrued expenses as reflected in the condensed consolidated balance sheet.

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

The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well workover and drilling programs, to purchase and equip a regional office, to purchase various well testing and production equipment, to fund lease operating expenses and to retire short-term debt.

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

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Loan Payable

Loan payable outstanding consisted the following:

	March 31, 2016 (Unaudited)	December 31, 2015

Loan payable obtained in November 2015 of $172,800 payable over 273 days beginning on November 18, 2015 with daily payments of $633. Debt discount and debt issuance cost of $0 and $39,910 amounted on March 31, 2016 and December 31, 2015, respectively.	$150,586	$116,433

Such loan was obtained in connection with a Revenue Based Factoring Agreement executed in November 2015 whereby the Company sells, assigns, and transfers all of the Company’s future receipts, accounts and contract rights and other obligations arising from or relating to payment of monies from customers in the ordinary course of the Company’s business, until such time the loan amount has been paid off by the Company. On March 18, 2016 the Company received notice from counsel representing Power Up Lending Group, Ltd. that it was in default under the terms of the November 12, 2015 Revenue Based Factoring Agreement. The Company recorded default interest charges of $7,500 during the three months ended March 31, 2016. As of the date of the filing of this report there has been no further developments.

Notes Payable

Equipment purchase contracts payable:

Between June 2014 and September 2014, the Company issued notes payable in the aggregate amount of $100,285 in connection with the acquisition of three pieces of transportation equipment. The notes payable bear interest ranging approximately from 9% to 10% per annum and are secured by a lien on the transportation equipment. The notes are payable in 60 equal monthly payments.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

During fiscal 2015, the Company sold one piece of transportation equipment. The Company used the sales proceeds to pay off the remaining balance of the note of approximately $25,000.

Notes payable — short and long term portion consisted of the following:

	March 31, 2016 (Unaudited)	December 31, 2015
Total notes payable	$52,915	$56,226
Less: current portion – equipment purchase contract payable	(14,047)	(13,721)
Long term portion – equipment purchase contract payable	$38,868	$42,505

Convertible notes payable

Convertible notes payable outstanding are summarized in the following table:

	March 31, 2016 (Unaudited)	December 31, 2015
Amount of principal and interest including default interest and penalties under the 6% convertible promissory notes net of debt discount of $0 and $0 at March 31, 2016 and December 31, 2015, respectively, issued during fiscal 2014	$454,737	$431,092

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount of $0 and $0 at March 31, 2016 and December 31, 2015, respectively, issued during fiscal 2014	9,734	9,184

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount and debt issuance cost of $23,458 and $43,408 at March 31, 2016 and December 31, 2015, respectively, issued during fiscal 2015	34,803	11,564

Amount of principal and interest including default interest and penalties under the various 10% convertible promissory notes net of debt discount of $0 and $2,857 at March 31, 2016 and December 31, 2015, respectively, issued during fiscal 2015	129,823	95,622

Amount of principal and interest including default interest and penalties under the various 12% convertible promissory notes net of debt discount of $66,881 and $157,023 at March 31, 2016 and December 31, 2015, respectively, issued during fiscal 2015	687,070	578,957
Total principal and interest including default interest and penalties	1,316,167	1,126,419
Less : Current portion of convertible notes	(1,216,766)	(1,044,102)
Total long-term portion of convertible notes	$99,401	$82,317

Convertible Note issued on September 22, 2014:

On September 22, 2014, the Company issued a 6% short term convertible promissory note payable of $340,000 to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note is due 180 days after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the Company is required to pay principal of $340,000. During April 2015, the Company completed an agreement to extend the repayment date to May 10, 2015 and issued 250,000 shares of common stock valued at $55,000 during year 2015 as interest expense. On May 10, 2015, the noteholder agreed to extend the due date for another 45 days and the Company issued 250,000 shares of common stock valued at $52,500 as consideration during the year 2015 as interest expense.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

During the year ended December 31, 2015, the Company extended the repayment date on three occasions and issued common stock to the note holder as consideration for the extension concessions. The Company issued 250,000 shares on May 5, 2015 and an additional 250,000 shares on May 28, 2015. The shares were valued based upon an agreed formula consistent with the conversion terms applied to the embedded derivative. The 500,000 shares of common stock was valued at $107,500 which was charged to interest during the year 2015. The Company has completed a third extension, for which it paid $5,000 for legal fees incurred by the note holder. The note is currently in default and the Company and the note holder have agreed to arbitration in 2016.

Convertible Note issued on December 23, 2014:

On December 23, 2014, the Company issued an 8% short term convertible promissory note payable of $110,000 to an unrelated entity. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as a legal fees related to this credit facility. The repayment of the note was due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the Company is required to pay principal of $120,000 on or before 180 days from the execution of the agreement. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the date of the conversion notice. This note is currently past due.

Convertible Note issued on January 12, 2015:

On January 12, 2015, the Company issued a 10% one year promissory note payable of $100,000, due on January 12, 2016, with an unrelated entity. Under the terms of the note, the Company received $90,000 and was charged an original issue discount of $5,000. The Company was also charged $5,000 as legal fees related to this credit facility. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be $120% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 35% discount to the lowest closing price during the immediate 15 days prior to the date of the conversion notice. This note is currently past due.

Convertible Note issued on January 16, 2015:

On January 16, 2015, the Company issued an 8% short-term promissory note payable of $114,000, due on October 13, 2015, with an unrelated entity. Under the terms of the note, the Company received $110,000 and was charged an original issue discount of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180 day prepayment period, the repayment will be 130% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 35% discount of the average of the lowest three trading price during the 10 days prior to the date of the conversion notice. This note was fully paid in year 2015.

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

March 31, 2016

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible Note issued on January 28, 2015:

On January 28, 2015, the Company issued a two-year 12% convertible promissory note payable of $55,000, due on January 28, 2017 with an unrelated entity. Under the terms of the note, the Company received $50,000 and was charged an original issue discount of $5,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 120% of the principal and any accrued interest.

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

Convertible Note issued on March 18, 2015:

On March 18, 2015, the Company issued a two-year 8% convertible promissory note payable of $60,000, due on March 18, 2017 with an unrelated entity. Under the terms of the note, the Company received $54,000 and was charged an original issue discount of $6,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s common stock. If paid in cash, during the initial 90 days, the repayment will be 115% of the principal and accrued interest. During the succeeding 90 day prepayment period, the repayment will be $130% of the principal and any accrued interest. If the creditor elects to convert the note to common stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date. This note was fully paid in year 2015.

Convertible Note issued on March 18, 2015 and August 27, 2015:

Between March 18, 2015 and August 27, 2015, the Company issued two year 12% convertible promissory notes payable for a total of $85,000 with an unrelated entity. Under the terms of the note, the Company received $72,500. The repayment of the notes are both due on or before March 18, 2017. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest.

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

Convertible Note issued on April 6, 2015:

On April 6, 2015, the Company issued a nine-month 10% convertible promissory note payable of $60,000, due on January 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $54,750 and was charged an original issue discount of $5,250. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 125% to 150% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon 55% of the lowest two closing price during the immediate 25 days prior to the date of the conversion notice. This note is currently past due.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible Note issued on May 1, 2015:

On May 1, 2015, the Company issued a nine-month 8% convertible promissory note payable of $59,000, due February 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $55,000 and was charged prepaid loan costs of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 115% to 130% of the principal and any accrued interest. If the creditor elects to convert the note to common stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date. This note was fully paid in year 2015.

Convertible Note issued on May 8, 2015:

On May 8, 2015, the Company issued a ten-month 12 % convertible promissory note payable of $145,000 to an unrelated entity upon the assignment of a total of $145,000 of 8% convertible notes issued in fiscal 2013 whereby the previous noteholders entered into an assignment agreement and assigned their debts to this unrelated entity. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion obligation allowing it to convert the notes during the pendency of the note, but repayment in cash is not expected. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon lesser of a) $0.40 or b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. This note is currently past due. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion.

Convertible Note issued on May 21, 2015:

On May 21, 2015, the Company issued a ten-month 12% convertible promissory note payable of $110,000 with an unrelated entity. Under the terms of the note, the Company received $100,000. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $110,000 (including an original issue discount of $10,000) and the interest after the initial 90 days is to be 12%. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion terms, which includes a calculation based upon lesser of a) $0.40 or b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. The original issue discount of $10,000 has been recorded as prepaid debt issuance cost along with legal and commission expenses of $11,350. The prepaid debt issuance costs will be amortized over the term of the note. This note is currently past due. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion.

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

March 31, 2016

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible Note issued on July 17, 2015

On July 17, 2015, the Company issued a twelve-month an 8% convertible note to an unrelated party with a face amount of $57,500. The note contains an original issue discount of $5,000 and bears interest on the face amount at the rate of 8% per annum. The note is due on July 17, 2016 and includes a convertible feature that allows the note holder to be paid in common stock of the Company. Any shares converted by the note holder will be valued at 60% of the lowest trading value during the 20 days immediately preceding the conversion. The note may be prepaid within 90 days of issuance at 110% of the principal amount plus accrued interest, and at 120% of principal plus accrued interest if prepaid after 90 days from the date of issuance but before 180 days of such date. The note may not be prepaid after 180 days. In the event of a default under the note, interest accrues at the rate of 24% per annum. In the event the Company fails to deliver shares of its common stock upon conversion within the time frames provided for in the note, the Company is subject to a $250 penalty per day increasing to $500 per day beginning on the 10th day after the prescribed delivery date. Further, in the event the Company is no longer current in its SEC filings for a period of six months or more, the conversion price shall be the lowest closing bid price during the delinquency period.

Common stock issued to convert convertible notes payable

During the three months ended March 31, 2016, the Company issued 2,104,596 shares of common stock, valued at $6,924 for the conversion of a convertible note payable and accrued interest pursuant to the conversion terms of the note payable.

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

For the three months ended March 31, 2016 and 2015 the Company recognized $152,860 and $292,258, respectively of amortization of debt discount and prepaid debt issuance cost.

NOTE 8 - DERIVATIVE LIABILITIES

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes issued in fiscal 2014 and 2015 (see Note 7) include a variable conversion price based on the closing bid prices of the Company’s common stock which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the Company determined that the terms of the warrants granted on September 22, 2014 in connection with the issuance of a convertible note and warrants granted on February 25, 2015 to the note holder of the Senior Secured convertible note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities.

The notes issued in fiscal 2015 were discounted in an aggregate amount of $931,181 based on the valuations and the Company recognized an additional derivative expense included in interest expense of $2,577,683 upon initial recording of the derivative liabilities during year 2015. The total debt discount of $931,181 from the valuation of the derivatives are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The loss resulting from the increase in fair value of these convertible instruments was $6,874,342 and $260,951 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company reclassified $16,180 and $0, respectively, to paid-in capital due to the conversion of convertible notes into common stock. At March 31, 2016 and December 31, 2015, the Company recorded derivative liabilities of $9,213,742 and $2,355,580, respectively.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 8 - DERIVATIVE LIABILITIES (continued)

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of March 31, 2016:

March 31, 2016
Stock price	$0.007
Strike price ranging from	$ 0.001 to 1.00
Remaining contractual term (years)	0.01 to 3.75 years
Volatility	329%
Risk-free rate	0.21% to 0.73%
Dividend yield	0.0%

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2015 the Company had 81,274,961 shares of common stock outstanding.

During the three months ended March 31, 2016, the Company issued 2,104,596 shares of common stock for the conversion of convertible notes payable and accrued interest thereon at a value of $6,924 pursuant to the conversion terms of the notes.

As of March 31, 2016 the Company reported 83,379,557 shares of common stock outstanding.

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

As of March 31, 2016 and December 31, 2015 the Company had 1,000,000 shares of Series A preferred stock outstanding.

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

During the year ended December 31, 2014, the Company issued common stock purchase warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the issuance of its Senior Secured Convertible Promissory Notes discussed in Note 6 above.

On February 25, 2015 the Company entered into an agreement with Syndicated Capital, Inc. (the “Holder”) granting Syndicated Capital, Inc. the right to subscribe for and purchase 450,000 shares of the Company’s common stock at an initial purchase price of $1.00 per share. The Warrant was issued as compensation to the Holder for services rendered as placement agent in connection with the Company’s private offering of units of the Company’s Senior Secured Convertible Promissory Notes. This right will expire, if not terminated earlier in accordance with the provisions of the agreement, on December 31, 2019.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Changes in stock purchase warrants during the three months ended March 31, 2016 are as follows:

		Weighted Average	Aggregate		Weighted Average
	Number of	Exercise	Intrinsic		Remaining
	Warrants	Price	Value	Exercisable	Life
Outstanding, December 31, 2015	2,500,000	$1.00	$-	2,500,000	$3.60
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled					-
Outstanding, March 31, 2016	2,500,000	1.00	-	2,500,000	3.35 years
Exercisable, March 31, 2016	2,500,000	$1.00	$-	2,500,000	3.35 years

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc. (Case No. 2015-028, 259th Judicial District Shackelford County, Texas).

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

CEGX of Texas, LLC v. P.I.D. Drilling, Inc. (Case No. 2015-062 259th Judicial District Shackelford County, Texas).

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC (“SEDCO”) , ERCO Holdings, Ltd (“ERCO”),Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259th Judicial District) .

The Company filed this lawsuit against the corporate defendants and the individual members in their personal capacity on June 3, 2015. The lawsuit stems from a Working Interest Purchase Agreement that the Company entered into on July 3, 2013 with Defendant HLA Interests (an oil and gas management company that owns and controls existing oil fields in Texas), pursuant to which the Company agreed to purchase from HLA Interests its 85% working interest in 5 oil and gas leases known as the Dawson-Conway Leases (the “Leases”) in Shackelford County, Texas (the “Agreement”). The Company was fraudulently induced to enter into the Agreement by the defendants, who knew that 3 of the 5 leases had expired prior to executing the Agreement. The Company agreed to pay $400,000 to HLA Interests for its complete working interest in the 5 Leases, which HLA Interests represented to be 85%. The Company executed a Note for payment of the $400,000 purchase price, pursuant to which the entire principal balance was to be paid within 24 months of the date that the Agreement was executed. HLA Interests acquired title to the 5 Leases by Assignment of Oil and Gas Leases dated December 1, 2011 from Defendant ERCO, as Assignor, to HLA Interests recorded in Volume 552, Page 343 of the Official Records of Shackelford County, Texas (the “ERCO Assignment”). The ERCO Assignment purported to convey to HLA Interests 85% of 75% net revenue interest on the 5 Leases. Defendant SEDCO was the operator of the 5 Leases.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The parties have held settlement discussions in this matter but thus far have failed to reach a satisfactory agreement. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 26, 2016 has been officially continued, and a new date has not yet been set. Counsel for the Company is scheduling depositions of Mr. Mitchell and Cardinal personnel in July and August, and we expect the trial date to be rescheduled for some time in the fall of 2016. As of the date of this report discovery is continuing.

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

Iconic Holdings, LLC v. Cardinal Energy Group, Inc. (Case No. 37-2016-00006021-CU-BC-CTL San Diego County Superior Court)

On March 1, 2016 Iconic Holdings filed suit in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note and claiming that the Company owes $167,478 in unpaid principal and interest. The Company believes that remaining outstanding principal under the note is $35,000. The Company has retained counsel to answer the claims. The suit will be stayed pursuant to an arbitration provision in the operative Note Purchase Agreement. The stay has been agreed to between counsel for Iconic and Cardinal and is expected to be signed by the Judge before the end of May 2016.

Tonaquint Arbitration

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that requires accrual or disclosure as of March 31, 2016.

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

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

This discussion relates to Cardinal Energy Group, Inc. and its consolidated subsidiaries and should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

We are focused on growth via the development of shallow proven undeveloped reserves in or adjacent to currently producing fields, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by the selected application of water flood and other secondary recovery techniques to mature but marginally producing fields throughout northcentral Texas. We may enter into agreements with mid-sized and independent oil and natural gas companies to drill wells and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners. The Company differentiates itself in the marketplace by focusing on smaller older oil and gas properties that have been allowed to deplete because of either multiple changes in ownership or due to a lack of capital required to maintain production rates. We have focused our operations in Shackelford County in north-central Texas. These properties feature simple well completions which typically produce from relatively shallow (in most cases from 400 ft. to 2,000 ft. below the surface) reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties (absence of potential operating synergies) and/or because the required costs to optimize production levels is not compatible with their internal cost structure.

As of December 31, 2015 the Company held interests 1,313 gross acres (887 net acres) of undeveloped oil and gas leases in north-central Texas. All acreage is held pursuant to leases that have been extended as long as the properties produce a minimum quantity of crude oil and natural gas, a term referred to in the industry as “held by production”. Our net acreage total consists of the following interests; a 100% working interest (75%-77.5% net revenue interest) in the Dawson-Conway leases; a 100% working interest (80% net revenue interest) in the Powers-Sanders leases; a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect and by virtue of the Company’s acquisition of units in the Bradford JV an effective 18.75% working interest (15.0% net revenue interest) in the Bradford “A” and Bradford “B” leases. All of these interests, with the exception our initial 85% working interest in the Dawson-Conway leases, were acquired during 2014. Cardinal is the operator for all of the leases with the exception of the Fortune prospect.

Our oil and gas leases were classified as unproved properties at March 31, 2016 due to the limited quantities of oil and gas produced during the 2013 through 2015 time frame. In light of the precipitous fall in crude oil prices during the last two years and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as an impairment charge of $2,654,824 on our statement of operations for the year ended December 31, 2015.

Recent Developments

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests (“Participation

Interests”) in the Bradford JV (collectively, the “Sellers”) sold to a third party their Participation Interests in certain oil and gas leases, along with the associated contracts and real property interests necessary and useful in the ownership and operation thereof, all situated in Shackelford County, Texas (the “Oil and Gas Leasehold”), (ii) the oil and gas wells located on the Oil and Gas Leasehold, along with the associated fixtures and personal property, including hydrocarbons produced therefrom (the “Wells”), and (iii) the rights to that certain Farmout Agreement between CEGX and Bluff Creek Petroleum, LLC for a total consideration of $1,825,000. Concurrent with the sale of the Participation Interests, the purchaser entered into an Operating Agreement with CEGX to conduct the drilling operations and related activities necessary to develop the properties. Throughout 2015 and into first quarter of 2016 the Company has worked with representatives of the purchaser to design and install a pilot water flood program on the Bradford “A” and Bradford “B” leases. We anticipate that the Bradford “A” and Bradford “B” leases will become important producing properties as we complete the full implementation of the water flood enhanced oil recovery project. We currently estimate that it will require an additional $650,000 in 2016 to complete the drilling and completion of producing, injector and source water wells and to finish the acidizing and down-hole pump repairs required to fully implement the water flood program.

In December of 2015 the Company employed the services of Bullet Development, a respected oil and gas development firm headquartered in Abilene, Texas, to assess the value and potential development options for its remaining oil and gas properties in north-central Texas, namely the Powers-Sanders and Dawson-Conway leases and the Fortune prospect. Based on the results of the study and the recommendations from Bullet Development the Company has determined that the best course of action would be to sell the leases to interested local parties.

Accordingly, the Company has held discussions with several parties who are interested in acquiring the properties. In the case of the Powers-Sanders leases at least one oil and gas firm has expressed an interest in acquiring the leases in order to exploit some shallow oil reservoirs believed to be present under the properties. In the case of the Dawson-Conway leases initial discussions have occurred between the Company and two interested parties. One of the parties is the operator of adjoining leases and is interested in acquiring one or more of the leases in order to include the Dawson-Conway leases into a “master water flood project” for all of the surrounding leases. Negotiations between the parties are continuing.

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

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$1,450,000
Drilling and Well Workovers	$2,190,000
Lease Operating Costs	$350,000
General and Administrative Expenses	$1,800,000

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

Oil and Gas and Other Operating Revenues

For the three months ended March 31, 2016 oil and gas revenues decreased to $1,416 compared to $22,463 for the three months ended March 31, 2015. The decrease primarily reflects lower sales of crude oil from the Powers-Sanders leases and the Fortune prospect in Texas.

The Company recognized operating revenues of $18,591 during the first quarter of 2016 versus $17,500 during the first quarter of 2015 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV.

Operating and Production Costs

For the three months ended March 31, 2016 operating and production costs decreased to $9,960 compared to $64,950 for the three months ended March 31, 2015. The decrease was due to a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases and a slow-down in contract development operations at the Bradford “A” and Bradford “B” leases due to a lack of funding.

General and Administrative Expenses

For the three months ended March 31, 2016 general and administrative expenses decreased to $114,379 compared to $425,253 for the three months ended March 31, 2015. The decrease reflects lower compensation expense as the Company reduced the number of full-time employees required to administer our portfolio of operating assets and lower head office expenses as we reduced home office staff levels and reduced travel related costs required to manage our investor relations, marketing and SEC reporting activities.

Depreciation and Amortization

For the three months ended March 31, 2016 depreciation and amortization expense decreased to $10,845 compared to $16,955 for the three months ended March 31, 2015. The decrease was due primarily to the sale of surplus rolling stock and operating equipment.

Other Expenses / (Income)

Other expense for the three months ended March 31, 2016 totaled $7,247,450 compared to $996,722 for the three months ended March 31, 2015. Interest expense decreased to $244,148 versus $662,783 for the comparable period of 2015.

During the three months ended March 31, 2016 the Company recorded a loss on change in the fair value of derivative liabilities of $6,874,342 while the prior period included a loss on derivative liabilities of $260,951.

Net Loss

For the three months ended March 31, 2016 our net loss was $7,362,627 compared to a net loss of $1,463,917 for the three months ended March 31, 2015. The increase was primarily due to higher interest related costs (due primarily to increased losses related to the change in the fair value of debt related derivative liabilities), partially offset by improved operating earnings and translates into to a loss of $0.09 per share (basic and diluted) in 2016 compared to a loss of $0.04 per share (basic and diluted) in 2015.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its operational requirements. As of March 31, 2016 our current assets were $246,982 and our current liabilities were $16,136,007 resulting in negative working capital of $15,889,025 compared to a working capital deficit of $8,702,235 at December 31, 2015. At March 31, 2016, we had cash on hand of $10,367 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis.

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

We used cash in operations of $112,719 during the three months ended March 31, 2016 compared to $470,072 during the three months ended March 31, 2015. The decrease was due primarily to a smaller loss from operations as a result of lower lease operating, production and development expenses, and lower administrative and general expenses due to staff reductions and lower stock based compensation to employees and consultants partially offset by lower oil and gas sales revenues due primarily to lower production volumes.

We generated $114,173 of cash from investing activities during the three months ended March 31, 2016 compared to $3,882 during the three months ended March 31, 2015. In 2016, the cash was generated from the sale of our regional operations office in Albany, Texas and the sale of surplus equipment. In 2015 we generated $3,882 from the sale of oil and gas properties net of the purchase of oil and gas properties and property and equipment.

We used $15,242 of net cash from financing activities during the three months ended March 31, 2016 compared to $409,394 provided during the same period in 2015. Funds provided in 2015 came primarily from the issuance of short-term and long-term notes with maturities ranging from 180 days to two years.

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

In light of the precipitous fall in crude oil prices during the last two years and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as a charge to impairment expense on the income statement for the year ended December 31, 2015.

In December of 2015 the Company employed the services of Bullet Development, a respected oil and gas development firm headquartered in Abilene, Texas, to assess the value and potential development options for its remaining oil and gas properties in north-central Texas, namely the Company-operated Powers-Sanders and Dawson-Conway leases and our non-operating working interest in the Fortune Prospect. Based on the results of the study and the recommendations from Bullet Development we have determined that the best course of action would be to sell our interests in the leases to interested local parties. Accordingly, the Company has held discussions with multiple parties who are interested in acquiring the properties. In the case of the Powers-Sanders leases at least one oil and gas firm has expressed an interest in acquiring the leases in order to exploit some shallow oil reservoirs believed to be present under the properties. In the case of the Dawson-Conway leases initial discussions have occurred between the Company and two interested parties. One of the parties is the operator of adjoining leases and is interested in acquiring one or more of the leases in order to include the Dawson-Conway leases into a “master water flood project” for all of the surrounding leases. Negotiations amongst the various parties are ongoing.

Asset Retirement Obligation

We follow FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO was $96,680 and $96,063 as of March 31, 2016 and December 31, 2015, respectively. The Company accreted $3,414 and $3,000 to ARO during the quarters ended March 31, 2016 and 2015, respectively.

Reclassification of Prior Year Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $9,942 and $26,275 from other assets to liabilities and netted off with the related loans in the liabilities as of March 31, 2016 and December 31, 2015, respectively.

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

New Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of March 31, 2016 due to an insufficient number of qualified accounting personnel governing the financial close and reporting process, the lack of an appropriate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on March 30, 2016.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to law suits arising out of the normal course of business. The current status of each of the proceedings is summarized below.

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc. (Case No. 2015-028, 259th Judicial District Shackelford County, Texas).

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

CEGX of Texas, LLC v. P.I.D. Drilling, Inc. (Case No. 2015-062 259th Judicial District Shackelford County, Texas).

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

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC (“SEDCO”) , ERCO Holdings, Ltd (“ERCO”),Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259th Judicial District) .

The Company filed this lawsuit against the corporate defendants and the individual members in their personal capacity on June 3, 2015. The lawsuit stems from a Working Interest Purchase Agreement that the Company entered into on July 3, 2013 with Defendant HLA Interests (an oil and gas management company that owns and controls existing oil fields in Texas), pursuant to which the Company agreed to purchase from HLA Interests its 85% working interest in 5 oil and gas leases known as the Dawson-Conway Leases (the “Leases”) in Shackelford County, Texas (the “Agreement”). The Company was fraudulently induced to enter into the Agreement by the defendants, who knew that 3 of the 5 leases had expired prior to executing the Agreement. The Company agreed to pay $400,000 to HLA Interests for its complete working interest in the 5 Leases, which HLA Interests represented to be 85%. The Company executed a Note for payment of the $400,000 purchase price, pursuant to which the entire principal balance was to be paid within 24 months of the date that the Agreement was executed. HLA Interests acquired title to the 5 Leases by Assignment of Oil and Gas Leases dated December 1, 2011 from Defendant ERCO, as Assignor, to HLA Interests recorded in Volume 552, Page 343 of the Official Records of Shackelford County, Texas (the “ERCO Assignment”). The ERCO Assignment purported to convey to HLA Interests 85% of 75% net revenue interest on the 5 Leases. Defendant SEDCO was the operator of the 5 Leases.

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The parties have held settlement discussions in this matter but thus far have failed to reach a satisfactory agreement. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 26, 2016 has been officially continued, and a new date has not yet been set. Counsel for the Company is scheduling depositions of Mr. Mitchell and Cardinal personnel in July and August, and we expect the trial date to be rescheduled for some time in the fall of 2016. As of the date of this report discovery is continuing.

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

Iconic Holdings, LLC v. Cardinal Energy Group, Inc. (Case No. 37-2016-00006021-CU-BC-CTL San Diego County Superior Court)

On March 1, 2016 Iconic Holdings filed suit in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note and claiming that the Company owes $167,478 in unpaid principal and interest. The Company believes that remaining outstanding principal under the note is $35,000. The Company has retained counsel to answer the claims. The suit will be stayed pursuant to an arbitration provision in the operative Note Purchase Agreement. The stay has been agreed to between counsel for Iconic and Cardinal and is expected to be signed by the Judge before the end of May 2016.

Tonaquint Arbitration

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of March 31, 2016.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, the Company issued 2,104,596 shares of common stock valued at a value of $6,924 pursuant to the conversion of a convertible note.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a) (2) of the Securities Act since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a) (2) of the Securities Act for the above transaction.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

The Company is in default on its 12% Senior Secured Convertible Promissory Notes as of March 31, 2016 in the principal amount of $4,500,000 and accrued interest of $675,000. The note holders have elected not to exercise their default rights under the various default provisions of the note agreements. Please see Note 6 to the Unaudited Condensed Financial Statements of Part I Item 1 for additional details.

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

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2016.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN R. JORDAN
John R. Jordan
Chief Financial Officer (Principal Financial and Accounting Officer)

