Form 10-Q
period 2016-06-30
Cardinal Energy Group, Inc.
filed 2017-07-26
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [  ] NO [X]

As of July 21, 2017 there were 983,376,477 shares outstanding of Registrant’s Common Stock (par value $0.00001 per share).

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended June 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$584	$24,155
Accounts receivable - related party	180,612	180,712
Marketable securities	18,480	30,800
Other current assets	575	-
Total Current Assets	200,252	235,667

PROPERTY AND EQUIPMENT, net	68,671	244,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	306,220	310,226

OTHER ASSETS
Note receivable	30,000	-
Deposits and deferred charges	54,600	56,100

TOTAL ASSETS	$659,743	$846,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,299,091	$908,066
Current portion of long term senior secured convertible promissory note	4,500,000	4,500,000
Convertible notes, net of debt discount and debt issuance cost of $36,162 and $144,885 respectively	1,466,780	1,044,102
Loan payable, net of debt discount of $0 and $39,910, respectively	152,211	116,433
Derivative liability	6,038,713	2,355,580
Equipment purchase contracts payable - current portion	15,505	13,721
Total Current Liabilities	13,472,300	8,937,902

LONG-TERM LIABILITIES
Convertible notes, net of debt discount and debt issuance cost of $0 and $58,403, respectively	-	82,317
Equipment purchase contracts payable	34,946	42,505
Asset retirement obligation	99,698	96,063

Total Long-Term Liabilities	134,644	220,885

TOTAL LIABILITIES	13,606,944	9,158,787

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Series A Preferred stock, 10,000,000 shares authorized at par value of $0.00001; 1,000,000 shares issued and outstanding	10	10
Common stock, 100,000,000 shares authorized at par value of $0.00001; 86,479,557 and 84,374,961 shares issued; and 83,379,557 and 81,274,961 shares outstanding, respectively	834	813
Additional paid-in capital	9,864,798	9,841,715
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,186,800)	(2,186,800)
Accumulated deficit	(18,612,663)	(13,955,074)

TOTAL STOCKHOLDERS’ DEFICIT	(12,947,201)	(8,312,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$659,743	$846,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES
Oil and gas revenues	$5,447	$16,165	$6,863	$38,628
Operating income from escrowed property - related party	-	250,000	-	250,000
Related party income from contract development operations	12,800	394,279	31,391	411,779

Total Revenues from Operations	18,248	660,444	38,255	700,407

COSTS & OPERATING EXPENSES
Operating and production costs	5,614	17,820	14,821	54,962
Costs of contract development operations	-	91,472	753	119,280
Depreciation and amortization	32,676	20,115	43,521	40,070
General and administrative	152,284	435,245	266,663	857,498

Total Operating Expenses	190,574	564,652	325,758	1,071,810

OPERATING INCOME (LOSS)	(172,327)	95,792	(287,504)	(371,403)

OTHER INCOME (EXPENSES)
Other income	2,944	-	5,514	-
Investment revenue - related party	-	5,676	-	12,994
Realized loss on available for sale securities	(12,320)		(12,320)	-
Gain on sale of property and equipment	-	-	4,546	930
Amortization of debt discount	(48,117)	(311,960)	(184,193)	(393,198)
Interest expense, net	(240,172)	(453,063)	(484,320)	(1,115,846)
Gain (loss) on change in the fair value of derivative liability	3,175,029	392,908	(3,699,313)	131,957

Total Other Income (Expenses)	2,877,365	(366,439)	(4,370,085)	(1,363,163)

NET INCOME (LOSS)	$2,705,038	$(270,647)	$(4,657,589)	$(1,734,566)

OTHER COMPREHENSIVE LOSS
Change in value of investments	(15,400)	(46,200)	-	(7,700)

NET COMPREHENSIVE INCOME (LOSS)	$2,689,638	$(316,847)	$(4,657,589)	$(1,742,266)

Income (Loss) per share of common stock (basic and diluted)	$0.03	$(0.01)	$(0.06)	$(0.05)

Weighted average shares outstanding	83,379,557	35,503,761	82,801,371	35,424,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,657,589)	$(1,734,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,780	34,070
Amortization of debt discount and prepaid debt issuance cost	208,235	863,632
Accretion expense	7,741	6,000
Stock based compensation	-	44,000
Stock issued for services	-	132,285
Stock cancelled on services	-	(15,666)
Gain (loss) on change in fair value of derivative liability	3,699,313	(131,957)
Non-cash interest expense, defaults fees and charges included in principal amount of notes	188,085	321,277
Gain on sale of property and equipment	(4,546)	(931)
Realized loss on available for sale securities	12,320	-
Rent income	(4,645)	-
Stock issued for interest expense	-	119,500
Changes in operating assets and liabilities:
Accounts receivable - related party	100	(59,182)
Accounts receivable	-	(1,061)
Other current assets	(575)	(66,700)
Other assets	1,500	13,726
Accounts payable and accrued expenses	390,925	(164,645)

Net Cash Used in Operating Activities	(123,357)	(640,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	114,173	-
Purchase of property and equipment	-	(8,610)
Purchase of oil and gas properties	-	(870)
Sale of oil and gas properties	-	50,000

Net Cash Provided by Investing Activities	114,173	40,520

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable -equipment	(1,130)	(8,327)
Net proceeds from convertible notes payable	-	739,622
Repayment of convertible notes and loans payable	(13,257)	(15,000)

Net Cash (Used in) Provided by Financing Activities	(14,387)	716,295

NET INCREASE (DECREASE) IN CASH	(23,571)	116,597
CASH AT BEGINNING OF PERIOD	24,155	115,398

CASH AT END OF PERIOD	$584	$231,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,348	$18,134
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale-securities	$-	$7,700
Derivative liability on convertible notes payable and warrants at inception	$-	$1,150,547
ARO adjustment related to assets sold	$-	$78,152
Common stock issued for conversion of debt	$6,924	$99,014
Loan extension fees	$-	$71,429
Original issue discount on convertible note payable	$-	$96,600
Reversal of derivative liability and debt discount on convertible notes payable	$-	$131,902
Extinguishment of derivative liability	$16,180	$-
Note receivable in connection with the sale of property and equipment	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2015 audited consolidated financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

The Company has been engaged in the development, exploitation and production of crude oil and natural gas. The Company sells its oil and gas products to domestic purchasers of oil & gas production. Its operations were focused in the states of California, Ohio and Texas during 2012 and 2013. In 2014, management decided to focus its oil and gas operations entirely within the state of Texas. The Company established a regional operations office in Albany, Texas and retained the services of operating personnel with ties to the exploration and development of oil and gas fields in Texas. On February 12, 2016 the Company sold its regional operating complex located in Albany, Texas to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 note which drew interest at 5% per annum from the buyer. The Company entered into a Settlement and Mutual Release Agreement with the buyer concerning the note in October 2016 (see Note 11).

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

June 30, 2016

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of June 30, 2016 and December 31, 2015 there were no proved reserves.

In light of the precipitous fall in crude oil prices during the year 2014-2015 time period and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as a charge to impairment expense on the income statement for the year ended December 31, 2015.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO was $99,698 and $96,063 as of June 30, 2016 and December 31, 2015, respectively. The Company accreted $7,741 and $6,000 to ARO during the quarters ended June 30, 2016 and 2015, respectively.

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

June 30, 2016

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

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending June 30, 2016 and December 31, 2015 there were no such differences.

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

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At June 30, 2016 and December 31, 2015, no reserve for doubtful accounts was required.

Reclassification of Prior Year Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $3,431 and $26,275 from assets to liabilities and netted off with the related loans in the liabilities as of June 30, 2016 and December 31, 2015, respectively.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 2 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $18,612,663 at June 30, 2016, a net loss of $4,657,589 and net cash used in operating activities of $123,357 for the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has historically utilized production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s negative cash flows from operations, working capital deficit, and its projected costs of capital improvements for oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods reported herein.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2016 and December 31, 2015, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$18,480	$-	$-	$18,480
Total	$18,480	-	-	$18,480
Liabilities
Derivative liability	$-	$-	$6,038,713	$6,038,713
Total	$-	$-	$6,038,713	$6,038,713

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets and liabilities at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$30,800	$-	$-	$30,800
Total	$30,800	-	-	$30,800
Liabilities
Derivative liability	$-	$-	$2,355,580	$2,355,580
Total	$-	$-	$2,355,580	$2,355,580

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016:

Balance, December 31, 2015	$2,355,580
Initial fair value of debt derivatives at note issuances	-
Extinguished derivative liability	(16,180)
Change in fair value of derivative liabilities	3,699,313
Balance, June 30, 2016	$6,038,713

Net loss for the period included in earnings relating to the liabilities held at June 30, 2016	$3,699,313

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)
Office equipment	$63,235	$63,235
Computer hardware and software	26,652	26,652
Leasehold improvements	3,630	25,453
Transportation equipment	94,020	132,622
Building	-	110,699
	187,537	358,661
Less: accumulated depreciation	(118,866)	(114,583)

	$68,671	$244,078

Depreciation expense for the six months ended June 30, 2016 and 2015 amounted to $35,780 and $34,070, respectively.

In the first quarter of fiscal 2016, the Company sold its regional operations facility in Albany, Texas with a net book value worth approximately $123,000 to a third party for a sales price of approximately $130,000. In the first quarter of fiscal 2016, the Company also sold various pieces of transportation equipment with a net book value worth approximately $16,000 to a third party for a sales price of approximately $16,000. The depreciation expense related to the sold facility and transportation equipment amounted to approximately $1,200 which is included in the $35,780 above. As a result, the Company realized a gain, net of recording, legal and other transaction costs, on sale of property and equipment of $4,546 during the six months ended June 30, 2016.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

In June 2016, Keystone Energy, LLC, elected not to exercise their option to acquire the remaining interest in the Bradford JV under the Participation Interest Purchase and Sale Agreement (the “PIPSA”) dated in June 2015. In June 2016, the Company following the expiration of the 365-day escrow period pursuant to PIPSA and upon payment of $100 by the Company to Keystone Energy, LLC, reacquired its 20 participation interests in Bradford JV.

The Company has determined that the agreements and the Company’s participation in the Bradford Joint Venture created a related party relationship and as such has reported the billed revenues of $31,391 and $411,779 during the six months ended June 30, 2016 and 2015, respectively and the related accounts receivable of $180,612 and $180,712 at June 30, 2016 and December 31, 2015, respectively as related party transactions in the unaudited condensed consolidated financial statements. Related party payables are nil at June 30, 2016 and December 31, 2015.

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

Senior secured convertible notes payable consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
12% Senior secured convertible notes payable, net	$4,500,000	$4,500,000

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

As of June 30, 2016 and December 31, 2015, accrued interest amounted to $810,000 and $540,000 respectively and was included in accounts payable and accrued expenses as reflected in the condensed consolidated balance sheet.

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

June 30, 2016

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well workover and drilling programs, to purchase and equip a regional office, to purchase various well testing and production equipment, to fund lease operating expenses and to retire short-term debt.

In July2015 the Company identified embedded derivatives related to the theoretical default of the Senior Secured Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company to record the fair value of the derivatives as of the inception date of the Senior Secured Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date (see Note 8).

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Loan Payable

Loan payable outstanding consisted the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Loan payable obtained in November 2015 of $172,800 payable over 273 days beginning on November 18, 2015 with daily payments of $633. Debt discount and debt issuance cost of $0 and $39,910 amounted on June 30, 2016 and December 31, 2015, respectively.	$152,211	$116,433

Such loan was obtained in connection with a Revenue Based Factoring Agreement executed in November 2015 whereby the Company sells, assigns, and transfers all of the Company’s future receipts, accounts and contract rights and other obligations arising from or relating to payment of monies from customers in the ordinary course of the Company’s business, until such time the loan amount has been paid off by the Company. On March 18, 2016 the Company received notice from counsel representing Power Up Lending Group, Ltd. that it was in default under the terms of the November 12, 2015 Revenue Based Factoring Agreement. The Company recorded default interest charges of $7,500 and amortized debt discount and prepaid issuance cost of $39,910 during the six months ended June 30, 2016. As of the date of the filing of this report there has been no further developments.

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

Notes payable — short and long term portion consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Total notes payable	$50,451	$56,226
Less: current portion – equipment purchase contract payable	(15,505)	(13,721)
Long term portion – equipment purchase contract payable	$34,946	$42,505

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable

Convertible notes payable outstanding are summarized in the following table:

	June 30, 2016	December 31, 2015
	(Unaudited)
Amount of principal and interest including default interest and penalties under the 6% convertible promissory notes net of debt discount of $0 and $0 at June 30, 2016 and December 31, 2015, respectively, issued during fiscal 2014	$478,382	$431,092

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount of $0 and $0 at June 30, 2016 and December 31, 2015, respectively, issued during fiscal 2014	10,283	9,184

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount and debt issuance cost of $3,508 and $43,408 at June 30, 2016 and December 31, 2015, respectively, issued during fiscal 2015	58,042	11,564

Amount of principal and interest including default interest and penalties under the various 10% convertible promissory notes net of debt discount of $0 and $2,857 at June 30, 2016 and December 31, 2015, respectively, issued during fiscal 2015	161,297	95,622

Amount of principal and interest including default interest and penalties under the various 12% convertible promissory notes net of debt discount of $32,654 and $157,023 at June 30, 2016 and December 31, 2015, respectively, issued during fiscal 2015	758,776	578,957
Total principal and interest including default interest and penalties	1,466,780	1,126,419
Less : Current portion of convertible notes	(1,466,780)	(1,044,102)
Total long-term portion of convertible notes	$-	$82,317

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

Convertible Note issued on May 8, 2015:

On May 8, 2015, the Company issued a ten-month 12 % convertible promissory note payable of $145,000 to an unrelated entity upon the assignment of a total of $145,000 of 8% convertible notes issued in fiscal 2013 whereby the previous noteholders entered into an assignment agreement and assigned their debts to this unrelated entity. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion obligation allowing it to convert the notes during the pendency of the note, but repayment in cash is not expected. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, which includes a calculation based upon lesser of a) $0.40 or b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. This note is currently past due. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion. This note is currently past due.

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

June 30, 2016

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

Convertible Note issued on July 17, 2015

On July 17, 2015, the Company issued a twelve-month an 8% convertible note to an unrelated party with a face amount of $57,500. The note contains an original issue discount of $5,000 and bears interest on the face amount at the rate of 8% per annum. The note is due on July 17, 2016 and includes a convertible feature that allows the note holder to be paid in common stock of the Company. Any shares converted by the note holder will be valued at 60% of the lowest trading value during the 20 days immediately preceding the conversion. The note may be prepaid within 90 days of issuance at 110% of the principal amount plus accrued interest, and at 120% of principal plus accrued interest if prepaid after 90 days from the date of issuance but before 180 days of such date. The note may not be prepaid after 180 days. In the event of a default under the note, interest accrues at the rate of 24% per annum. In the event the Company fails to deliver shares of its common stock upon conversion within the time frames provided for in the note, the Company is subject to a $250 penalty per day increasing to $500 per day beginning on the 10th day after the prescribed delivery date. Further, in the event the Company is no longer current in its SEC filings for a period of six months or more, the conversion price shall be the lowest closing bid price during the delinquency period. This note is currently past due.

Common stock issued to convert convertible notes payable

During the six months ended June 30, 2016, the Company issued 2,104,596 shares of common stock, valued at $6,924 for the conversion of a convertible note payable and accrued interest pursuant to the conversion terms of the note payable.

Debt Discounts

In connection with the convertible promissory notes issued in fiscal 2015, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $931,181 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes. For the six months ended June 30, 2016 and 2015 the Company recognized $168,325 and $863,632, respectively of amortization of debt discount and prepaid debt issuance cost.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

The notes issued in fiscal 2015 were discounted in an aggregate amount of $931,181 based on the valuations and the Company recognized an additional derivative expense included in interest expense of $2,577,683 upon initial recording of the derivative liabilities during year 2015. The total debt discount of $931,181 from the valuation of the derivatives are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain (loss) resulting from the decrease (increase) in fair value of these convertible instruments was ($3,699,313) and $131,957 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company reclassified $16,180 and $0, respectively, to paid-in capital due to the conversion of convertible notes into common stock. At June 30, 2016 and December 31, 2015, the Company recorded derivative liabilities of $6,038,713 and $2,355,580, respectively.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of June 30, 2016:

June 30, 2016
Stock price	$0.005
Strike price ranging from	$0.001 to 1.00
Remaining contractual term (years)	0.01 to 3.75 years
Volatility	320%
Risk-free rate	0.20% to 0.45%
Dividend yield	0.0%

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2016, the Company issued 2,104,596 shares of common stock for the conversion of convertible notes payable and accrued interest thereon at a value of $6,924 pursuant to the conversion terms of the notes.

As of June 30, 2016 the Company reported 83,379,557 shares of common stock outstanding.

Preferred Stock

As of June 30, 2016 and December 31, 2015 the Company reported 1,000,000 shares of Series A preferred stock outstanding.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Common stock Warrants

Changes in stock purchase warrants during the six months ended June 30, 2016 are as follows:

		Weighted Average	Aggregate		Weighted Average
	Number of	Exercise	Intrinsic		Remaining
	Warrants	Price	Value	Exercisable	Life
Outstanding, December 31, 2015	2,500,000	$1.00	$-	2,500,000	$3.60
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled					-
Outstanding, June 30, 2016	2,500,000	1.00	-	2,500,000	3.10 years
Exercisable, June 30, 2016	2,500,000	$1.00	$-	2,500,000	3.10 years

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

June 30, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC (“SEDCO”) , ERCO Holdings, Ltd (“ERCO”),Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259 th Judicial District) .

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

June 30, 2016

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 24, 2016 was officially continued, and a new date had been set for late June 2017. Counsel for the Company scheduled depositions of Mr. Mitchell and Cardinal personnel in July and August of 2016. In June of 2017 the parties agreed in principle to enter into a settlement agreement under which the Company will pay Mr. Mitchell a total of $20,000 in four installments to settle all outstanding claims. We expect the Final Settlement Agreement and Release to be executed by both parties and filed with the Court in early July 1, 2017.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owes him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. Thereafter plaintiff’s counsel did nothing to move this matter forward and a month before the original trial date, indicated that if the Company would agree to a continuance, plaintiff would agree to arbitrate. A continuance was entered and a new trial date established (March 27, 2017). Plaintiff’ counsel did not move the matter to arbitration and yet again, did nothing to forward Mr. Dunne’s case and in the process missed several key dates in the court’s scheduling order.

On January 26, 2017, the Company moved for an order to show cause as to why plaintiff’s case should not be dismissed. On February, 17, 2017, the court granted the Company’s motion and issue and order to show cause. The Court also ordered plaintiff and his counsel to pay Cardinal for the costs associated with the show cause motion. On March 10, 2017, heard countervailing arguments regarding dismissal. The court determined that dismissal was too harsh, ordered the parties to arbitrate, and awarded monetary sanctions against plaintiff and his counsel in the Company’s favor. On May 17, 2017, the court ordered the plaintiff to pay the Company an additional $5,000 no later than June 1, 2017 in attorney’s fees and costs or else the Company may stipulate to the entry of judgement against plaintiff for $5,000 plus $1,780 in additional attorney’s fees.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Iconic Holdings, LLC v. Cardinal Energy Group, Inc. (Case No. 37-2016-00006021-CU-BC-CTL San Diego County Superior Court)

On March 1, 2016 Iconic Holdings filed suit in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note and claiming that the Company owes $167,478 in unpaid principal and interest. The Company believes that remaining outstanding principal under the note is $35,000. The Company retained counsel to answer the claims. The suit was stayed pursuant to an arbitration provision in the operative Note Purchase Agreement. The parties entered into a Settlement Agreement and Release on December 15, 2016 whereupon the Company agreed to pay Iconic $60,000 in two $30,000 installments to settle the dispute between the parties. On February 3, 2017 a request for dismissal was filed with the Court by the Plaintiff’s attorneys.

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

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674.41 plus interest at 22% per year (included in convertible notes payable as of December 31, 2015 and June 30, 2016) and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and on March 24, 2016 the Third Judicial District Court of Salt Lake County, Utah issued judgement in favor of Tonaquint, Inc. in the aforementioned $432,674.41 amount.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that requires accrual or disclosure as of June 30, 2016.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 11 - SUBSEQUENT EVENTS

During August and September 2016, the Company issued notes payable in the aggregate amount of $75,000. The repayment of the notes is due one year after the date of issuance. In connection with these notes, the Company issued 75,000 of the Company’s Series A Preferred Stock as payment for interest. The Company recorded the 75,000 Series A Preferred Stock as debt discount and was valued at $75,000 which will be amortized over the term of the respective notes.

In October 2016, the Company entered into a Settlement and Mutual Release Agreement (the “Agreement”) with the borrower and issuer of a February 2016 promissory note in the principal amount of $30,000 held by the Company. The borrower agreed to pay the Company the $30,000 in regular monthly installments of $5,000 with the first payment starting in October 2016 and the remaining monthly payments of $5,000 on or before the 15th of each successive month from November 2016 through March 2017. In March 2017, this note receivable was fully paid off by the borrower (see Note 1).

On December 1, 2016, the Company entered into a First Settlement Agreement and Stipulation (“First Settlement Agreement”) with Rockwell Capital Partners, Inc., a Delaware corporation (“Rockwell”). Under the First Settlement Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of not less than the claim amount of $123,980. The Company shall issue shares of the Company’s common stock in one or more tranches subject to adjustment and ownership limitations as defined in the First Settlement Agreement, sufficient to satisfy the claim amount at a 50% discount of the lowest trading price during the 15 consecutive days starting on the day of the share request. Between December 2016 and January 2017, in connection with the First Settlement Agreement, the Company issued an aggregate of 254,508,000 shares of the Company’s common stock to Rockwell for the payment of $123,980 claim amount.

On January 24, 2017, the Company entered into a Second Settlement Agreement and Stipulation (“Second Settlement Agreement”) with Rockwell. Under the Second Settlement Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of not less than the claim amount of $158,419. The Company shall issue shares of the Company’s common stock in one or more tranches subject to adjustment and ownership limitations as defined in the Second Settlement Agreement, sufficient to satisfy the claim amount at a 50% discount of the lowest trading price during the 45 consecutive days starting on the day of the share request. Between January 2017 and February 2017, in connection with the Second Settlement Agreement, the Company issued an aggregate of 326,838,920 shares of the Company’s common stock to Rockwell for the payment of $158,419 claim amount.

On February 21, 2017, the Company entered into a Third Settlement Agreement and Stipulation (“Third Settlement Agreement”) with Rockwell. Under the Third Settlement Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of not less than the claim amount of $125,938. The Company shall issue shares of the Company’s common stock in one or more tranches subject to adjustment and ownership limitations as defined in the Third Settlement Agreement, sufficient to satisfy the claim amount at a 50% discount of the lowest trading price during the 60 consecutive days starting on the day of the share request. Between February 2017 and March 2017, in connection with the Third Settlement Agreement, the Company issued an aggregate of 268,600,000 shares of the Company’s common stock to Rockwell for the payment of $105,260 claim amount leaving a balance of $20,678.

On March 30, 2017, the Company filed with the Nevada Secretary of State an amendment to the Certificate of Designation for the Company’s Series A Preferred Stock via an Amended and Restated Certificate of Designation of Series A Preferred Stock (the “Amendment”) pursuant to which (i) the number of shares of authorized Series A Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares, (ii) the capital raise required by the Company prior to the Series A Preferred Stock being automatically converted was increased from $5,000,000 to $10,000,000; (iii) the percentage of common stock of the Company into which the Series A Preferred Stock is convertible was reduced from 15% to 10% and (iv) the time in which the Series A Preferred Stock can be converted was changed from being at any time during the three years after issuance to any time from the date that is six months after issuance until three years after issuance.

Also on March 30, 2017, the Company filed three additional Certificates of Designation with the Nevada Secretary of State to designate (i) the Series B Preferred Stock; (ii) the Series C Preferred Stock; and (iii) the Series D Preferred Stock, in each case of the Company.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 11 - SUBSEQUENT EVENTS (continued)

Series B Preferred Stock

There are 1,000,000 shares of Series B Preferred Stock authorized. No dividends are payable on the shares of Series B Preferred Stock. The Series B Preferred Stock has no right to vote on any matter submitted to the shareholders of the Company for a vote, provided, however, that as long as any shares of Series B Preferred Stock are outstanding, the vote of at least 51% of the then-outstanding shares of the Series B Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or to amend the Certificate of Designation for the Series B Preferred Stock, (b) amend the Articles of Incorporation of the Company (the “Articles”) or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (c) increase the number of authorized shares of Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

All of the shares of Series B Preferred Stock issued and outstanding at any time are convertible from time to time at the option of each holder thereof, at any time from six months after the date of issuance of the applicable shares of Series B Preferred Stock until the three year anniversary thereof, for no consideration to be paid, into shares of Common Stock equal to 10% of the issued and outstanding shares of Common Stock as of the date of conversion, with any debt or equity of the Company that is convertible into shares of Common Stock being included in such calculation on an as-converted basis, with any other any debt or equity of the Corporation which is convertible into a percentage of the Common Stock being deemed converted immediately prior to the conversion of the Series B Preferred Stock, with each share of Series B Preferred Stock being convertible into a pro-rata portion of the total 10% of Common Stock.

All shares of Series B Preferred Stock will be automatically converted into Common Stock on the date that is six months after the Company has completed one or more raises of capital following the date that the Certificate of Designation was filed with the Secretary of State of the State of Nevada (through the issuance of any equity securities of the Company) which collectively result in total capital raised and received by the Company of at least $10,000,000.

The conversion of the Series B Preferred Stock is subject to a limitation that the holder does not have the right to convert any portion of the Series B Preferred Stock to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates and any persons acting as a group together with such parties) would beneficially own in excess of the 4.99% of the Common Stock, provided, however, that this limitation may be waived by the holder.

Series C Preferred Stock

There are 4,500,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock has a “Stated Value” of $1.00 per share. Each share of Series C Preferred Stock is entitled to receive an annual dividend, payable semi-annually in arrears, in an amount equal to 10% of the Stated Value, prior and in preference to any declaration or payment of any dividend on the Common Stock (the “Series C Dividend”). The Series C Dividend is cumulative and may be paid or accrued by the Company, in its sole discretion. Any holder of the Series C Preferred Stock may elect to have all accrued but unpaid Series C Dividends be paid to them in cash prior to any conversion of the applicable shares of Series C Preferred Stock, as discussed below. At the option of the Company, the Series C Dividend may be deferred until the expiration of the 36-month period commencing on the issuance date of the applicable share(s) of Series C Preferred Stock, at which time all accrued but unpaid Dividends on such shares will be paid on a cumulative basis.

The Series C Preferred Stock has no right to vote on any matter submitted to the shareholders of the Company for a vote, provided, however, that as long as any shares of Series C Preferred Stock are outstanding, the vote of at least 51% of the then-outstanding shares of the Series C Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or to amend the Certificate of Designation for the Series C Preferred Stock, (b) amend the Articles or other charter documents in any manner that adversely affects any rights of the holders of the Series C Preferred Stock, (c) increase the number of authorized shares of Series C Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 11 - SUBSEQUENT EVENTS (continued)

All of the shares of Series C Preferred Stock issued and outstanding at any time are convertible from time to time at the option of each holder thereof, at any time from six months after the date of issuance of the applicable shares of Series C Preferred Stock until the three year anniversary thereof, for no consideration to be paid, into shares of Common Stock equal to 10% of the issued and outstanding shares of Common Stock as of the date of conversion, with any debt or equity of the Company that is convertible into shares of Common Stock being included in such calculation on an as-converted basis, with any other any debt or equity of the Corporation which is convertible into a percentage of the Common Stock being deemed converted immediately prior to the conversion of the Series C Preferred Stock, with each share of Series C Preferred Stock being convertible into a pro-rata portion of the total 10% of Common Stock.

The conversion of the Series C Preferred Stock is subject to a limitation that the holder does not have the right to convert any portion of the Series C Preferred Stock to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates and any persons acting as a group together with such parties) would beneficially own in excess of the 4.99% of the Common Stock, provided, however, that this limitation may be waived by the holder.

At any time that is six months following the earlier of (i) the date that the Company has completed one or more raises of capital following the date of issuance of the applicable shares of Series C Preferred Stock (through the issuance of any equity securities of the Company) which collectively result in total capital raised and received by the Company of at least $10,000,000 and (ii) the date that the Company’s securities have been listed for trading on the New York Stock Exchange or the NASDAQ exchange, the Company has the right to require the holders of the Series C Preferred Stock to elect to either (A) convert their shares of Series C Preferred Stock into shares of Common Stock, or (B) cause the Company to redeem such holder’s shares of Series C Preferred Stock (and if the holder does not make an election then option (A) is deemed to be elected). The redemption price per share is the Stated Value increased by 10% for each full year from the issuance date to the date of redemption (and a proportionate amount of 10% for any partial years).

Series D Preferred Stock

There are 4,600,000 shares of Series D Preferred Stock authorized. The Series D Preferred Stock has a “Stated Value” of $1.00 per share. Each share of Series D Preferred Stock is entitled to receive an annual dividend, payable semi-annually in arrears, in an amount equal to 5% of the Stated Value, prior and in preference to any declaration or payment of any dividend on the Common Stock (the “Series D Dividend”). The Series D Dividend is cumulative and may be paid or accrued by the Company, in its sole discretion. Any holder of the Series D Preferred Stock may elect to have all accrued but unpaid Series D Dividends be paid to them in cash prior to any conversion of the applicable shares of Series D Preferred Stock, as discussed below. At the option of the Company, the Series D Dividend may be deferred until the expiration of the 36-month period commencing on the issuance date of the applicable share(s) of Series D Preferred Stock, at which time all accrued but unpaid Series D Dividends on such shares will be paid on a cumulative basis.

The Series D Preferred Stock has no right to vote on any matter submitted to the shareholders of the Company for a vote, provided, however, that as long as any shares of Series D Preferred Stock are outstanding, the vote of at least 51% of the then-outstanding shares of the Series D Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or to amend the Certificate of Designation for the Series D Preferred Stock, (b) amend the Articles or other charter documents in any manner that adversely affects any rights of the holders of the Series D Preferred Stock, (c) increase the number of authorized shares of Series D Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

All of the shares of Series D Preferred Stock issued and outstanding at any time are convertible from time to time at the option of each holder thereof, at any time from six months after the date of issuance of the applicable shares of Series D Preferred Stock until the three year anniversary thereof, for no consideration to be paid, into shares of Common Stock equal to 55% of the issued and outstanding shares of Common Stock as of the date of conversion, with any debt or equity of the Company that is convertible into shares of Common Stock being included in such calculation on an as-converted basis, with any other any debt or equity of the Corporation which is convertible into a percentage of the Common Stock being deemed converted immediately prior to the conversion of the Series D Preferred Stock, with each share of Series D Preferred Stock being convertible into a pro-rata portion of the total 55% of Common Stock.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 11 - SUBSEQUENT EVENTS (continued)

The conversion of the Series D Preferred Stock is subject to a limitation that the holder does not have the right to convert any portion of the Series D Preferred Stock to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates and any persons acting as a group together with such parties) would beneficially own in excess of the 4.99% of the Common Stock, provided, however, that this limitation may be waived by the holder.

At any time that is six months following the earlier of (i) the date that the Company has completed one or more raises of capital following the date of issuance of the applicable shares of Series D Preferred Stock (through the issuance of any equity securities of the Company) which collectively result in total capital raised and received by the Company of at least $10,000,000 and (ii) the date that the Company’s securities have been listed for trading on the New York Stock Exchange or the NASDAQ exchange, the Company has the right to require the holders of the Series D Preferred Stock to elect to either (A) convert their shares of Series D Preferred Stock into shares of Common Stock, or (B) cause the Company to redeem such holder’s shares of Series D Preferred Stock (and if the holder does not make an election then option (A) is deemed to be elected). The redemption price per share is the Stated Value plus any accrued and unpaid Series D Dividends.

In April 2017, the Company entered into a twelve month advisory agreement with a consultant to perform advisory services related to capital market, other financial service matters and investor relations services. As compensation for such services, the Company issued 50,000,000 shares of the Company’s common stock upon execution of this agreement. Additionally, in April 2017, the Company issued a promissory note to the same consultant for $10,000 which bears interest at 10% per annum and due on demand.

On April 18, 2017, the Company and EOI Eagle Operating, Inc. (“Eagle”) executed an agreement to acquire the assets of Eagle. The Company issued 1,000,000 shares of Series B preferred stock and a note for $250,000 to acquire the assets which include two service rigs, leasehold interests in several oil and gas leases in central Texas, miscellaneous oil field equipment and an operating yard and facility located in Graham, Texas.

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

Our oil and gas leases were classified as unproved properties at June 30, 2016 due to the limited quantities of oil and gas produced during the 2013 through 2015 time frame. In light of the precipitous fall in crude oil prices during year 2014-2015 time frame and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as an impairment charge of $2,654,824 on our statement of operations for the year ended December 31, 2015.

Recent Developments

On June 12, 2015, the Company, and each of the other beneficial owners of seventy-three (73) participation interests (“Participation Interests”) in the Bradford JV (collectively, the “Sellers”) sold to a third party their Participation Interests in certain oil and gas leases, along with the associated contracts and real property interests necessary and useful in the ownership and operation thereof, all situated in Shackelford County, Texas (the “Oil and Gas Leasehold”), (ii) the oil and gas wells located on the Oil and Gas Leasehold, along with the associated fixtures and personal property, including hydrocarbons produced therefrom (the “Wells”), and (iii) the rights to that certain Farmout Agreement between CEGX and Bluff Creek Petroleum, LLC for a total consideration of $1,825,000. Concurrent with the sale of the Participation Interests, the purchaser entered into an Operating Agreement with CEGX to conduct the drilling operations and related activities necessary to develop the properties. Throughout 2015 and into the first quarter of 2016 the Company has worked with representatives of the purchaser to design and install a pilot water flood program on the Bradford “A” and Bradford “B” leases. However, due to delays in receiving funding from the purchaser work was sporadic and finally ground to a halt in the second half of 2016. We still anticipate that the Bradford “A” and Bradford “B” leases will become important producing properties once we complete the full implementation of the water flood enhanced oil recovery project. We currently estimate that it will require an additional $300,000 to complete the drilling and completion of producing, injector and source water wells and to finish the acidizing and down-hole pump repairs required to fully implement the water flood program.

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

On February 12, 2016 the Company sold its regional operating complex located in Albany, Texas to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 note which draws interest at 5% per annum and which was paid off in March 2017.

On June 12, 2016 the Company, following the expiration of the 365-day “Escrow Period” per the terms of the Participation Interest Purchase Agreement (“PIPA”) between and among the Bradford JV participation interests and Keystone Energy, LLC and CEGX of Texas, LLC and upon payment of $100 to Keystone Energy, LLC pursuant to Section 5 of the PIPA, re-acquired its 20 participation interests in the Bradford JV. The Company will now move forward to secure financing necessary to complete the implementation of the water flood program required to fully complete the development of the Bradford “A” and Bradford “B” leases.

We have nominal revenues, have recorded losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of our debt and equity securities to fund operations. We may enter into agreements with major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners. We may sell all or a portion of our prospect interests or may retain a working or “carried” interest in the prospects and participate in the drilling and development of the properties. We have no current plans to change our core business activities. In April of 2017 we acquired the operating assets of EOI Eagle Operating, Inc. a privately held oil and gas company headquartered in Frisco, Texas in exchange for 1,000,000 shares of the Company’s Series B preferred stock and a note for $250,000. We may however continue to pursue combinations with one or more privately or publicly held oil and gas companies in order to exploit acquisition and development opportunities in the domestic oil and gas industry.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of LeasesTWTW	$400,000

Drilling and Well Workovers	$1,315,000
Lease Operating Costs	$175,000
General and Administrative Expenses	$800,000

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

Results of Operations

The results discussed below are for the three and six month periods ended June 30, 2016 and June 30, 2015, respectively.

Oil and Gas and Other Operating Revenues

For the three months ended June 30, 2016 oil and gas revenues decreased to $5,447 compared to $16,165 for the three months ended June 30, 2015. For the six months ended June 30, 2016 oil and gas revenues totaled $6,863 compared to $38,628 for the comparable period of 2015. The decreases primarily reflect lower production volumes from the Powers-Sanders leases and the Fortune prospect in Texas.

The Company recognized revenues from contract development operations totaling $12,800 during the quarter ended June 30, 2016 versus $394,279 during the second quarter of 2015 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV. For the six months ended June 30, 2016 contract development revenues were $31,391 versus $411,779 during the first six months of 2015. The decreases reflect the lower level of development activity at the Bradford “A” and Bradford “B” leases due in part to the timing of the drilling of wells and hook-up of production facilities and due partially to the lack of funding from the purchaser of the participation interests in the Bradford JV.

Operating and Production Costs

For the three months ended June 30, 2016 operating, production and contract development costs decreased to $5,614 compared to $109,292 for the three months ended June 30, 2015. For the six months ended June 30, 2016 operating, production and contract development costs decreased to $15,574 versus the $174,242 recorded during the first six months of 2015. The decreases reflect a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases and a slow-down in contract development operations at the Bradford “A” and Bradford “B” leases due to reduced development activity and a lack of funding.

General and Administrative Expenses

For the three months ended June 30, 2016 general and administrative expenses decreased to $152,284 compared to $435,245 for the three months ended June 30, 2015. For the six months ended June 30, 2016 general and administrative expenses decreased to $266,663 compared to $857,498 recorded during the first six months of 2015. The decreases reflect lower compensation expense as the Company reduced the number of full-time employees required to administer our portfolio of operating assets and lower head office expenses as we reduced home office staff levels, mothballed our executive offices in Abilene and reduced travel related costs required to manage our investor relations, marketing and SEC reporting activities.

Depreciation and Amortization

For the three months ended June 30, 2016 depreciation and amortization expense increased to $32,676 compared to $20,115 for the three months ended June 30, 2015. For the six months ended June 30, 2016 depreciation and amortization expenses totaled $43,521 compared with $40,070 recorded during the first six months of 2015. The increases primarily reflect the write-downs to office equipment and leasehold improvements as the result of the closings of our operations and corporate offices in Texas.

Other Expenses / (Income)

Other income for the three months ended June 30, 2016 totaled $2,877,365 compared to $366,439 in other expenses for the three months ended June 30, 2015. Interest expense decreased to $288,289 versus $765,023 for the comparable period of 2015. For the six months ended June 30, 2016 other expenses totaled $4,370,085 of which $668,513 reflects interest expense while the comparable period of 2015 included $1,363,163 of other expenses of which $1,509,044 reflected interest expense.

During the three months ended June 30, 2016 the Company recorded a gain of $3,175,029 related to the change in the fair value of derivative liabilities, while the Company recorded losses on the change in the fair value of derivative liabilities totaling $3,699,313 during the six months ended June 30, 2016. The Company recorded gains on derivative liabilities in the corresponding periods of 2015 of $392,908 and $131,957, respectively.

Net Loss

For the three months ended June 30, 2016 our net income was $2,705,038 compared to a net loss of $270,647 for the three months ended June 30, 2015. The improvement was primarily due to gains recorded on the change in the fair value of debt related derivative liabilities and lower interest related costs (interest and debt discount amortization), partially offset by an operating loss in the current period and translates into to earnings of $0.03 per share (basic and diluted) in 2016 compared to a loss of $0.01 per share (basic and diluted) in 2015.

For the six months ended June 30, 2016 our net loss was $4,657,589 compared to a net loss of $1,734,565 for the six months ended June 30, 2015. The increase was due to the aforementioned $3,699,313 in losses related to the change in the fair value of derivative liabilities partially offset by lower interest related costs and a narrower operating loss in the current period and translates into a loss of $0.06 per share (basic and diluted) in 2016 compared to a loss of $0.05 per share (basic and diluted) in 2015.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its operational requirements. As of June 30, 2016 our current assets were $200,252 and our current liabilities were $13,472,300 resulting in negative working capital of $13,272,048 compared to a working capital deficit of $8,702,235 at December 31, 2015. At June 30, 2016, we had cash on hand of $584 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis.

The Company utilized the proceeds from the sale of its Albany, Texas regional operations office plus the proceeds from the sale of surplus rolling stock and support equipment to replenish working capital. The Company has reduced the number of full-time employees and closed its corporate headquarters in Abilene, Texas in order to conserve cash. The Company is in discussions with several of its current creditors seeking to restructure the payment terms of its various debt obligations. Such negotiations among other items include the lowering of applicable interest rates, extensions to the maturity dates and the conversion of the outstanding principal and interest balances in to equity (common and or preferred) securities of the Company. The Company has also approached other lenders seeking to secure new sources of capital to either retire existing debt or to provide additional capital to support operations. We are currently in the initial stages of a capital raise involving the issuance of a new series of Preferred Shares of the Company via a private placement with “Accredited Investors” which is designed to provide working capital, retire some of the Company’s convertible notes and the capital necessary to acquire and develop our portfolio of oil and gas properties. We recently completed the purchase of several oil and gas leases in north-central Texas plus two oil and gas service rigs and related equipment and field facilities from a privately held oil and gas company and plan to hire its CEO to assume the role of the Chief Operating Officer for Cardinal to manage the day to day operating and development activities of the Company.

Our current level of negative working capital when coupled with the timing of proceeds from asset sales and debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

We used cash in operations of $123,357 during the six months ended June 30, 2016 compared to $640,218 during the six months ended June 30, 2015. The decrease was due primarily to a smaller loss from operations as a result of lower lease operating, production and development expenses, and lower administrative and general expenses due to staff reductions and lower stock based compensation to employees and consultants partially offset by lower oil and gas sales revenues due primarily to lower production volumes.

We generated $114,173 of cash from investing activities during the six months ended June 30, 2016 compared to $40,500 during the six months ended June 30, 2015. In 2016, the cash was generated from the sale of our regional operations office in Albany, Texas and the sale of surplus equipment. In 2015 we generated cash from the sale of oil and gas properties, property and equipment.

We used $14,387 of net cash from financing activities during the six months ended June 30, 2016 compared to $716,295 provided during the same period in 2015. Funds provided in 2015 came primarily from the issuance of short-term and long-term notes with maturities ranging from 180 days to two years. Funds used in the current period reflect the repayment of convertible notes and loans payable.

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

In light of the precipitous fall in crude oil prices during the 2014-2015 time frame and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as a charge to impairment expense on the income statement for the year ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of June 30, 2016 due to an insufficient number of qualified accounting personnel governing the financial close and reporting process, the lack of an appropriate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on March 30, 2016.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cardinal Energy Group, Inc. v. HLA Interests, LLC, Phillip Allen, SEDCO Operating, LLC (“SEDCO”) , ERCO Holdings, Ltd (“ERCO”),Caleb David Elks, and Michael Cies D/B/A Terlingua Oil Associates, Case No. 2015-059 (District Court of Shackelford County, Texas, 259 th Judicial District) .

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 24, 2016 was officially continued, and a new date had been set for late June 2017. Counsel for the Company scheduled depositions of Mr. Mitchell and Cardinal personnel in July and August of 2016. In June of 2017 the parties agreed in principle to enter into a settlement agreement under which the Company will pay Mr. Mitchell a total of $20,000 in four installments to settle all outstanding claims. We expect the Final Settlement Agreement and Release to be executed by both parties and filed with the Court by July 1, 2017.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owes him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. Thereafter plaintiff’s counsel did nothing to move this matter forward and a month before the original trial date, indicated that if the Company would agree to a continuance, plaintiff would agree to arbitrate. A continuance was entered and a new trial date established (March 27, 2017). Plaintiff’ counsel did not move the matter to arbitration and yet again, did nothing to forward Mr. Dunne’s case and in the process missed several key dates in the court’s scheduling order.

On January 26, 2017, the Company moved for an order to show cause as to why plaintiff’s case should not be dismissed. On February, 17, 2017, the court granted the Company’s motion and issue and order to show cause. The Court also ordered plaintiff and his counsel to pay Cardinal for the costs associated with the show cause motion. On March 10, 2017, heard countervailing arguments regarding dismissal. The court determined that dismissal was too harsh, ordered the parties to arbitrate, and awarded monetary sanctions against plaintiff and his counsel in the Company’s favor. On May 17, 2017, the court ordered the plaintiff to pay the Company an additional $5,000 no later than June 1, 2017 in attorney’s fees and costs or else the Company may stipulate to the entry of judgement against plaintiff for $5,000 plus $1,780 in additional attorney’s fees.

Iconic Holdings, LLC v. Cardinal Energy Group, Inc. (Case No. 37-2016-00006021-CU-BC-CTL San Diego County Superior Court)

On March 1, 2016 Iconic Holdings filed suit in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note and claiming that the Company owes $167,478 in unpaid principal and interest. The Company believes that remaining outstanding principal under the note is $35,000. The Company retained counsel to answer the claims. The suit was stayed pursuant to an arbitration provision in the operative Note Purchase Agreement. The parties entered into a Settlement Agreement and Release on December 15, 2016 whereupon the Company agreed to pay Iconic $60,000 in two $30,000 installments to settle the dispute between the parties. On February 3, 2017 a request for dismissal was filed with the Court by the Plaintiff’s attorneys.

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

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674.41 plus interest at 22% per year (included in convertible notes payable as of December 31, 2015 and June 30, 2016) and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and on March 24, 2016 the Third Judicial District Court of Salt Lake County, Utah issued judgement in favor of Tonaquint, Inc. in the aforementioned $432,674.41 amount.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that requires accrual or disclosure as of June 30, 2016.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2016, there were no unregistered sales of Company equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of July, 2017.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

