Form 10-Q
period 2016-09-30
Cardinal Energy Group, Inc.
filed 2017-07-31
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [  ] NO [X]

As of July28, 2017 there were 983,376,477 shares outstanding of Registrant’s Common Stock (par value $0.00001 per share).

CARDINAL ENERGY GROUP, INC.

For the Quarter Ended September 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,809	$24,155
Accounts receivable - related party	-	180,712
Marketable securities	18,480	30,800
Other current assets	953	-
Total Current Assets	24,242	235,667

PROPERTY AND EQUIPMENT, net	61,970	244,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	490,335	310,226

OTHER ASSETS
Note receivable	30,000	-
Deposits and deferred charges	54,600	56,100

TOTAL ASSETS	$661,147	$846,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,472,212	$908,066
Current portion of long term senior secured convertible promissory note	4,500,000	4,500,000
Convertible notes, net of debt discount and debt issuance cost of $19,780 and $144,885 respectively	1,579,598	1,044,102
Notes payable, net of debt discount of $68,351 and $0, respectively	6,649	-
Loan payable, net of debt discount of $0 and $39,910, respectively	152,211	116,433
Derivative liability	8,756,861	2,355,580
Equipment purchase contracts payable - current portion	16,087	13,721
Total Current Liabilities	16,483,619	8,937,902

LONG-TERM LIABILITIES
Convertible notes, net of debt discount and debt issuance cost of $0 and $58,403, respectively	-	82,317
Equipment purchase contracts payable	35,081	42,505
Asset retirement obligation	101,208	96,063

Total Long-Term Liabilities	136,288	220,885

TOTAL LIABILITIES	16,619,907	9,158,787

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Series A Preferred stock, 10,000,000 shares authorized at par value of $0.00001; 1,000,000 shares issued and outstanding	11	10
Common stock, 100,000,000 shares authorized at par value of $0.00001; 86,479,557 and 84,374,961 shares issued; and 83,379,557 and 81,274,961 shares outstanding, respectively	834	813
Additional paid-in capital	9,939,797	9,841,715
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,186,800)	(2,186,800)
Accumulated deficit	(21,699,222)	(13,955,074)

TOTAL STOCKHOLDERS’ DEFICIT	(15,958,760)	(8,312,716)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$661,147	$846,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES
Oil and gas revenues	$-	$9,030	$6,863	$47,658
Operating income from escrowed property - related party	-	-	-	250,000
Related party income from contract development operations	14,000	13,500	45,391	425,279

Total Revenues from Operations	14,000	22,530	52,255	722,937

COSTS & OPERATING EXPENSES
Operating and production costs	5,186	12,559	20,007	67,521
Costs of contract development operations	-	59,349	753	178,630
Depreciation and amortization	11,028	20,251	54,549	60,321
General and administrative	111,391	275,334	378,054	1,132,832

Total Operating Expenses	127,605	367,493	453,363	1,439,304

OPERATING LOSS	(113,605)	(344,963)	(401,108)	(716,367)

OTHER INCOME (EXPENSES)
Other income	1,578	-	7,092	-
Investment revenue - related party	-	-	-	12,994
Realized loss on available for sale securities	-	-	(12,320)	-
Gain on sale of property and equipment	-	-	4,546	930
Amortization of debt discount	(21,503)	(567,860)	(205,696)	(961,058)
Interest expense, net	(234,880)	(2,376,568)	(719,200)	(3,492,414)
Gain (loss) on change in the fair value of derivative liability	(2,718,148)	417,102	(6,417,461)	549,059

Total Other Expenses	(2,972,953)	(2,527,326)	(7,343,039)	(3,890,489)

NET LOSS	$(3,086,558)	$(2,872,289)	$(7,744,148)	$(4,606,856)

OTHER COMPREHENSIVE LOSS
Change in value of investments	-	-	-	(7,700)

NET COMPREHENSIVE LOSS	$(3,086,558)	$(2,872,289)	$(7,744,148)	$(4,614,556)

Loss per share of common stock (basic and diluted)	$(0.04)	$(0.06)	$(0.09)	$(0.12)

Weighted average shares outstanding	83,379,557	48,400,900	82,995,507	39,797,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,744,148)	$(4,606,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,481	51,321
Amortization of debt discount and prepaid debt issuance cost	231,266	1,335,730
Accretion expense	12,068	9,000
Stock based compensation	-	176,285
Common stock cancelled	-	(15,667)
Gain (loss) on change in fair value of derivative liability	6,417,461	(549,059)
Non-cash interest expense, defaults fees and charges included in principal amount of notes	284,521	2,623,803
Gain on sale of property and equipment	(4,546)	(931)
Realized loss on available for sale securities	12,320	-
Rent income	(4,774)	-
Stock issued for interest expense	-	119,500
Changes in operating assets and liabilities:
Accounts receivable - related party	(6,220)	(81,403)
Accounts receivable	-	7,166
Prepaid expenses	-	(41,155)
Other current assets	(953)	-
Other assets	1,500	14,078
Accounts payable and accrued expenses	564,046	(46,998)
Deferred revenue	-	130,000

Net Cash Used in Operating Activities	(194,978)	(875,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	114,173	-
Purchase of property and equipment	-	(3,434)
Purchase of oil and gas properties	-	(12,006)
Sale of oil and gas properties	-	50,000

Net Cash Provided by Investing Activities	114,173	34,560

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable -equipment	(284)	(12,108)
Net proceeds from convertible notes payable	-	814,622
Net proceeds from notes payable	75,000	-
Repayment of convertible notes and loans payable	(13,257)	(15,000)

Net Cash Provided by Financing Activities	61,459	787,514

NET DECREASE IN CASH	(19,346)	(53,112)
CASH AT BEGINNING OF PERIOD	24,155	115,398

CASH AT END OF PERIOD	$4,809	$62,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,348	$18,134
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale-securities	$-	$7,700
Reduction in note payable for reduction in purchase price of oil properties	$-	$340,000
Derivative liability on convertible notes payable and warrants at inception	$-	$3,643,326
ARO adjustment related to assets sold	$-	$78,152
Common stock issued for conversion of debt	$6,924	$565,051
Loan extension fees	$-	$71,429
Original issue discount on convertible note payable	$-	$106,600
Reversal of derivative liability and debt discount on convertible notes payable	$-	$131,902
Extinguishment of derivative liability	$16,180	$-
Note receivable in connection with the sale of property and equipment	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2015 audited consolidated financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

The Company has been engaged in the development, exploitation and production of oil and natural gas. The Company sells its oil and gas products to domestic purchasers of oil & gas production. Its operations were focused in the states of California, Ohio and Texas during 2012 and 2013. In 2014, management decided to focus its oil and gas operations entirely within the state of Texas. The Company established a regional operations office in Albany, Texas and retained the services of operating personnel with ties to the exploration and development of oil and gas fields in Texas. On February 12, 2016 the Company sold its regional operating complex located in Albany, Texas to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 note which drew interest at 5% per annum from the buyer. The Company entered into a Settlement and Mutual Release Agreement with the buyer in October 2016 (see Note 11).

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

September 30, 2016

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of September 30, 2016 and December 31, 2015 there were no proved reserves.

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

September 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. The ARO was $101,208 and $96,063 as of September 30, 2016 and December 31, 2015, respectively. The Company accreted $7,741 and $6,000 to ARO during the quarters ended September 30, 2016 and 2015, respectively.

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

September 30, 2016

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

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ending September 30, 2016 and December 31, 2015 there were no such differences.

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

Accounts Receivable

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles. At September 30, 2016 and December 31, 2015, no reserve for doubtful accounts was required.

Reclassification of Prior Year Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $1,904 and $26,275 from assets to liabilities and netted off with the related loans in the liabilities as of September 30, 2016 and December 31, 2015, respectively.

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

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 2 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $21,699,222 at September 30, 2016, a net loss of $7,744,148 and net cash used in operating activities of $194,978 for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has historically utilized production revenues and the proceeds from the private sales of common stock and convertible debt instruments to fund its operating expenses. The Company’s negative cash flows from operations, working capital deficit, and its projected costs of capital improvements for oil and gas wells raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods reported herein.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2016 and December 31, 2015, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$18,480	$-	$-	$18,480
Total	$18,480	-	-	$18,480
Liabilities
Derivative liability	$-	$-	$8,756,861	$8,756,861
Total	$-	$-	$8,756,861	$8,756,861

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets and liabilities at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$30,800	$-	$-	$30,800
Total	$30,800	-	-	$30,800
Liabilities
Derivative liability	$-	$-	$2,355,580	$2,355,580
Total	$-	$-	$2,355,580	$2,355,580

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016:

Balance, December 31, 2015	$2,355,580
Initial fair value of debt derivatives at note issuances	-
Extinguished derivative liability	(16,180)
Change in fair value of derivative liabilities	6,417,461
Balance, September 30, 2016	$8,756,861

Net loss for the period included in earnings relating to the liabilities held at September 30, 2016	$6,417,461

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)	December 31, 2015
Office equipment	$63,235	$63,235
Computer hardware and software	26,652	26,652
Leasehold improvements	3,630	25,453
Transportation equipment	94,020	132,622
Building	-	110,699
	187,537	358,661
Less: accumulated depreciation	(125,567)	(114,583)

	$61,970	$244,078

Depreciation expense for the nine months ended September 30, 2016 and 2015 amounted to $42,481 and $51,321, respectively.

During 2016, the Company sold its regional operations facility in Albany, Texas with a net book value worth approximately $123,000 to a third party for a sales price of approximately $130,000. During 2016, the Company also sold various pieces of transportation equipment with a net book value worth approximately $16,000 to a third party for a sales price of approximately $16,000. The depreciation expense related to the sold facility and transportation equipment amounted to approximately $1,200 which is included in the $42,481 above. As a result, the Company realized a gain, net of recording, legal and other transaction costs, on sale of property and equipment of $4,546 during the nine months ended September 30, 2016.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

In June 2016, Keystone Energy, LLC, elected not to exercise their option to acquire the remaining interest in the Bradford JV under the Participation Interest Purchase and Sale Agreement (the “PIPSA”) dated in June 2015. In June 2016, the Company following the expiration of the 365 day escrow period pursuant to PIPSA and upon payment of $100 by the Company to Keystone Energy, LLC, reacquired its original 20 participation interests in Bradford JV .

The Company has determined that the agreements and the Company’s participation in the Bradford Joint Venture created a related party relationship and as such has reported the billed revenues of $45,391 and $425,279 during the nine months ended September 30, 2016 and 2015, respectively and the related accounts receivable of $0 and $180,712 at September 30, 2016 and December 31, 2015, respectively as related party transactions in the unaudited condensed consolidated financial statements. Related party payables are nil at September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, following the expiration of the 365 day escrow period pursuant to PIPSA the Company reacquired its original 20 participation interests in Bradford JV. In addition, during the third quarter of 2016 the unpaid balance of accounts receivable of $186,932 as of June 30, 2016 related to unreimbursed charges for drilling, production and development work performed at the Bradford A and B leases was extinguished and exchanged for additional participation interests in the Bradford JV. This transaction was recorded on the balance sheet as an addition to oil and gas properties.

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

Senior secured convertible notes payable consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
12% Senior secured convertible notes payable, net	$4,500,000	$4,500,000

In March 2014, the Company issued senior secured convertible promissory notes in an aggregate principal amount of $3,225,000 (the “Senior Secured Convertible Notes”) together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,290,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The Senior Secured Convertible Notes bear interest at a rate of 12.0% per annum until they mature on December 15, 2015 or are converted. The note was secured by senior secured interest in the oil and gas assets of the Companynamely its working interests in the Dawson-Conway Lease, Powers-Sanders Lease, and Stroebel-Broyles Lease and by a pledge of a number of shares of restricted Stock (the “Stock Coverage”) whose value based on the bid price of the Stock is twice (or 200%) the amount in outstanding and unpaid principal and interest of the Notes.

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

As of September 30, 2016 and December 31, 2015, accrued interest amounted to $945,000 and $540,000 respectively and was included in accounts payable and accrued expenses as reflected in the condensed consolidated balance sheet.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Loan Payable

Loan payable outstanding consisted the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Loan payable obtained in November 2015 of $172,800 payable over 273 days beginning on November 18, 2015 with daily payments of $633. Debt discount and debt issuance cost of $0 and $39,910 amounted on September 30, 2016 and December 31, 2015, respectively.	$152,211	$116,433

Such loan was obtained in connection with a Revenue Based Factoring Agreement executed in November 2015 whereby the Company sells, assigns, and transfers all of the Company’s future receipts, accounts and contract rights and other obligations arising from or relating to payment of monies from customers in the ordinary course of the Company’s business, until such time the loan amount has been paid off by the Company. On March 18, 2016 the Company received notice from counsel representing Power Up Lending Group, Ltd. that it was in default under the terms of the November 12, 2015 Revenue Based Factoring Agreement. The Company recorded default interest charges of $7,500 and amortized debt discount and prepaid issuance cost of $39,910 during the nine months ended September 30, 2016. As of the date of the filing of this report there has been no further developments.

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

Between, August 2016 and September 2016, the Company issued notes payable in the aggregate amount of $75,000. The repayment of the notes are due one year after the date of issuance. In connection with these notes, the Company issued 75,000 of the Company’s Series A Preferred Stock as payment for interest. The Company recorded the 75,000 Series A Preferred Stock as debt discount and was valued at $75,000 which will be amortized over the term of the respective notes. At September 30, 2016, the balance of the principal notes and unamortized debt discount amounted to $75,000 and $68,351, respectively. During the nine months ended September 30, 2016, amortization debt discount related to these notes amounted to $6,649.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 7 - LOAN PAYABLE, NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

Notes payable — short and long term portion consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Total notes payable	$50,451	$56,226
Less: current portion – equipment purchase contract payable	(15,505)	(13,721)
Long term portion – equipment purchase contract payable	$34,946	$42,505

Convertible notes payable

Convertible notes payable outstanding are summarized in the following table:

	September 30, 2016 (Unaudited)	December 31, 2015
Amount of principal and interest including default interest and penalties under the 6% convertible promissory notes net of debt discount of $0 and $0 at September 30, 2016 and December 31, 2015, respectively, issued during fiscal 2014	$502,027	$431,092

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount of $0 and $0 at September 30, 2016 and December 31, 2015, respectively, issued during fiscal 2014	10,833	9,184

Amount of principal and interest including default interest and penalties under the various 8% convertible promissory notes net of debt discount and debt issuance cost of $0 and $43,408 at September 30, 2016 and December 31, 2015, respectively, issued during fiscal 2015	64,839	11,564

Amount of principal and interest including default interest and penalties under the various 10% convertible promissory notes net of debt discount of $0 and $2,857 at September 30, 2016 and December 31, 2015, respectively, issued during fiscal 2015	192,772	95,622

Amount of principal and interest including default interest and penalties under the various 12% convertible promissory notes net of debt discount of $19,780 and $157,023 at September 30, 2016 and December 31, 2015, respectively, issued during fiscal 2015	809,127	578,957
Total principal and interest including default interest and penalties	1,579,598	1,126,419
Less : Current portion of convertible notes	(1,579,598)	(1,044,102)
Total long-term portion of convertible notes	$-	$82,317

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

Common stock issued to convert convertible notes payable

During the nine months ended September 30, 2016, the Company issued 2,104,596 shares of common stock, valued at $6,924 for the conversion of a convertible note payable and accrued interest pursuant to the conversion terms of the note payable.

Debt Discounts

In connection with the convertible promissory notes issued in fiscal 2015, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $931,181 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes. For the nine months ended September 30, 2016 and 2015 the Company recognized $184,707 and $863,632, respectively of amortization of debt discount and prepaid debt issuance cost.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

The notes issued in fiscal 2015 were discounted in an aggregate amount of $931,181 based on the valuations and the Company recognized an additional derivative expense included in interest expense of $2,577,683 upon initial recording of the derivative liabilities during year 2015. The total debt discount of $931,181 from the valuation of the derivatives are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain (loss) resulting from the decrease (increase) in fair value of these convertible instruments was ($6,417,461) and $549,059 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company reclassified $16,180 and $0, respectively, to paid-in capital due to the conversion of convertible notes into common stock. At September 30, 2016 and December 31, 2015, the Company recorded derivative liabilities of $8,756,861 and $2,355,580, respectively.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of September 30, 2016:

September 30, 2016
Stock price	$0.01
Strike price ranging from	$0.001 to 1.00
Remaining contractual term (years)	0.01 to 3.50 years
Volatility	280%
Risk-free rate	0.20% to 0.45%
Dividend yield	0.0%

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Between, August 2016 and September 2016, in connection with the notes issued (see Note 7), the Company issued 75,000 of the Company’s Series A Preferred Stock as payment for interest. The Company recorded the 75,000 Series A Preferred Stock as debt discount and was valued at $75,000 which will be amortized over the term of the respective notes.

As of September 30, 2016 the Company reported 1,000,000 shares of Series A preferred stock outstanding.

Common Stock

During the nine months ended September 30, 2016, the Company issued 2,104,596 shares of common stock for the conversion of convertible notes payable and accrued interest thereon at a value of $6,924 pursuant to the conversion terms of the notes.

As of September 30, 2016 the Company reported 83,379,557 shares of common stock outstanding.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Common stock Warrants

Changes in stock purchase warrants during the nine months ended September 30, 2016 are as follows:

		Weighted Average	Aggregate		Weighted Average
	Number of	Exercise	Intrinsic		Remaining
	Warrants	Price	Value	Exercisable	Life
Outstanding, December 31, 2015	2,500,000	$1.00	$-	2,500,000	$3.60
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled					-
Outstanding, September 30, 2016	2,500,000	1.00	-	2,500,000	2.85 years
Exercisable, September 30, 2016	2,500,000	$1.00	$-	2,500,000	2.85 years

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

CEGX of Texas, LLC v. P.I.D. Drilling, Inc. (Case No. 2015-062 259th Judicial District Shackelford County, Texas) .

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

September 30, 2016

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

September 30, 2016

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 24, 2016 has been officially continued, and a new date had been set for late June 2017. Counsel for the Company scheduled depositions of Mr. Mitchell and Cardinal personnel in July and August 2016. In June of 2017 the parties agreed in principle to enter into a settlement agreement under which the Company will pay Mr. Mitchell a total of $20,000 in four installments to settle all outstanding claims. We expect the Final Settlement Agreement and Release to be executed by both parties and filed with the Court in early July, 2017.

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

September 30, 2016

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

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674.41 plus interest at 22% per year (included in convertible notes payable as of December 31, 2015 and September 30, 2016) and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and on March 24, 2016 the Third Judicial District Court of Salt Lake County, Utah issued judgement in favor of Tonaquint, Inc. in the aforementioned $432,674.41 amount.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that requires accrual or disclosure as of September 30, 2016.

Cardinal Energy Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 11 - SUBSEQUENT EVENTS

In October 2016, the Company entered into a Settlement and Mutual Release Agreement (the “Agreement”) with the borrower and issuer of a February 2016 promissory note held by the Company in the principal amount of $30,000. The borrower agreed to pay the Company the $30,000 in regular monthly installments of $5,000 with the first payment starting in October 2016 and the remaining monthly payments of $5,000 on or before the 15th of each successive month from November 2016 through March 2017. In March 2017, this note receivable was fully paid off by the borrower (see Note 1).

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

Our oil and gas leases were classified as unproved properties at September 30, 2016 due to the limited quantities of oil and gas produced during the 2013 through 2016 time frame. In light of the precipitous fall in crude oil prices during the 2014-2015 time frame and the relatively small production volumes from the Company’s leases we elected to reduce the carrying value of our oil and gas properties during the fourth quarter of 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as an impairment charge of $2,654,824 on our statement of operations for the year ended December 31, 2015.

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

On February 12, 2016 the Company sold its regional operating complex located in Albany, Texas to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 note which draws interest at 5% per annum and which was paid off in full in March 2017.

On June 12, 2016 the Company, following the expiration of the 365-day “Escrow Period” per the terms of the Participation Interest Purchase Agreement (“PIPA”) between and among the Bradford JV participation interests and Keystone Energy, LLC and CEGX of Texas, LLC and upon payment of $100 to Keystone Energy, LLC pursuant to Section 5 of the PIPA, re-acquired its original 20 participation interests in the Bradford JV. During the third quarter of 2016 the Company exchanged its $186,932 in un-reimbursed charges for drilling, production and development work performed at the Bradford A and B leases for additional participation interests in the Bradford JV. This transaction was recorded on the balance sheet as a credit to receivables and an addition to oil and gas properties. The Company will now move forward to secure financing necessary to complete the implementation of the water flood program required to fully complete the development of the Bradford “A” and Bradford “B” leases.

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

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Acquisition of Leases	$400,000

Drilling and Well Workovers	$1,315,000
Lease Operating Costs	$175,000
General and Administrative Expenses	$800,000

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

Results of Operations

The results discussed below are for the three month and nine month periods ending September 30, 2016 and September 30, 2015, respectively.

Oil and Gas and Other Operating Revenues

For the three months ended September 30, 2016 oil and gas revenues decreased to $0 compared to $9,030 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 oil and gas revenues totaled $6,863 compared to $47,658 for the comparable period of 2015. The decreases primarily reflect lower production volumes from the Powers-Sanders leases and the Fortune prospect in Texas.

The Company recognized revenues from contract development operations totaling $14,000 during the quarter ended September 30, 2016 versus $13,500 during the third quarter of 2015 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford JV. For the nine months ended September 30, 2016 contract development revenues were $45,391 versus $425,279 during the first nine months of 2015. This decrease reflects the lower level of development activity at the Bradford “A” and Bradford “B” leases due to the timing of the drilling of wells and hook-up of production facilities primarily caused by the lack of funding from the purchaser of the participation interests in the Bradford JV.

Operating and Production Costs

For the three months ended September 30, 2016 operating, production and contract development costs decreased to $5,186 compared to $71,908 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 operating, production and contract development costs decreased to $20,760 versus the $246,151 recorded during the first nine months of 2015. The decreases reflect a shift in company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases and a slow-down in contract development operations at the Bradford “A” and Bradford “B” leases due to reduced development activity and a lack of funding.

General and Administrative Expenses

For the three months ended September 30, 2016 general and administrative expenses decreased to $111,391 compared to $275,334 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 general and administrative expenses decreased to $378,054 compared to $1,132,832 recorded during the first nine months of 2015. The decreases reflect lower compensation expense as the Company reduced the number of full-time employees required to administer our portfolio of operating assets and lower head office expenses as we reduced home office staff levels, mothballed our executive offices in Abilene and reduced travel related costs required to manage our investor relations, marketing and SEC reporting activities.

Depreciation and Amortization

For the three months ended September 30, 2016 depreciation and amortization expense decreased to $11,028 compared to $20,251 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 depreciation and amortization expenses totaled $54,549 compared with $60,321 recorded during the first nine months of 2015. The decreases were due primarily to the sale of surplus rolling stock and operating equipment.

Other Expenses / (Income)

Other expenses for the three months ended September 30, 2016 totaled $2,972,953 compared to $2,527,326 for the three months ended September 30, 2015. Interest related expenses (interest plus amortization of debt discounts) decreased to $256,383 versus $2,944,428 for the comparable period of 2015. For the nine months ended September 30, 2016 other expenses totaled $7,343,039 of which $924,896 reflects interest related expenses while the comparable period of 2015 included $3,890,489 of other expenses of which $4,453,472 reflected interest related expenses.

During the three months and nine months ended September 30, 2016 the Company recorded losses on the change in the fair value of derivative liabilities of $2,718,148 and $6,417,461, respectively. The Company recorded gains on derivative liabilities in the corresponding periods of 2015 of $417,102 and $549,059, respectively.

Net Loss

For the three months ended September 30, 2016 our net loss was $3,086,558 compared to a net loss of $2,872,859 for the three months ended September 30, 2015. The increase was primarily due to higher losses related to the change in the fair value of debt related derivative liabilities, partially offset by a narrower operating loss and translates into to a loss of $0.04 per share (basic and diluted) in 2016 compared to a loss of $0.06 per share (basic and diluted) in 2015.

For the nine months ended September 30, 2016 our net loss was $7,744,148 compared to a net loss of $4,606,856 for the nine months ended June 30, 2015. The increase was due to the same factors as cited for the third quarter and translates into a loss of $0.09 per share (basic and diluted) in 2016 compared to a loss of $0.12 per share (basic and diluted) in 2015. The lower losses per share for both 2016 reporting periods (as compared to the corresponding periods of 2015) reflect the impact of the increase in the number of outstanding common shares in 2016.

Financial Condition, Liquidity and Capital Resources

We continue to incur operating expenses in excess of net revenue and will require capital infusions to sustain our operations until operating results improve.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its operational requirements. As of September 30, 2016 our current assets were $24,242 and our current liabilities were $16,483,619 resulting in negative working capital of $16,459,377 compared to a working capital deficit of $8,702,235 at December 31, 2015. At September 30, 2016, we had cash on hand of $4,809 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis.

The Company utilized the proceeds from the sale of its Albany, Texas regional operations office plus the proceeds from the sale of surplus rolling stock and support equipment to replenish working capital. The Company has reduced the number of full-time employees and closed its corporate headquarters in Abilene, Texas in order to conserve cash. The Company is in discussions with several of its current creditors seeking to restructure the payment terms of its various debt obligations. Such negotiations among other items include the lowering of applicable interest rates, extensions to the maturity dates and the conversion of the outstanding principal and interest balances in to equity (common and or preferred) securities of the Company. The Company has also approached other lenders seeking to secure new sources of capital to either retire existing debt or to provide additional capital to support operations. We are currently in the early stages of a capital raise involving the issuance of a new series of Preferred Shares of the Company via a private placement with “Accredited Investors” which is designed to provide working capital, retire some of the Company’s convertible notes and the capital necessary to acquire and develop our portfolio of oil and gas properties. We recently completed the purchase of several oil and gas leases in north-central Texas plus two oil and gas service rigs and related equipment and field facilities from a privately held oil and gas company and plan to hire its CEO to assume the role of the Chief Operating Officer for Cardinal to manage the day to day operating and development activities of the Company.

Our current level of negative working capital when coupled with the timing of proceeds from asset sales and debt offerings may result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

We used cash in operations of $194,978 during the nine months ended September 30, 2016 compared to $875,186 during the nine months ended June 30, 2015. The decrease was due primarily to a smaller loss from operations as a result of lower lease operating, production and development expenses, and lower administrative and general expenses due to staff reductions and lower stock based compensation to employees and consultants partially offset by lower oil and gas sales revenues due primarily to lower production volumes.

We generated $114,173 of cash from investing activities during the nine months ended September 30, 2016 compared to $34,560 during the nine months ended September 30, 2015. In 2016, the cash was generated from the sale of our regional operations office in Albany, Texas and the sale of surplus equipment. In 2015 we generated cash from the sale of oil and gas properties, property and equipment.

We generated $61,459 of net cash from financing activities during the nine months ended September 30, 2016 compared to $787,514 provided during the same period in 2015. Funds provided in the current year primarily came from the issuance of $75,000 in notes with a one year maturity from the date of issuance while funds provided in 2015 came primarily from the issuance of short-term and long-term notes with maturities ranging from 180 days to two years.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of September 30, 2016 due to an insufficient number of qualified accounting personnel governing the financial close and reporting process, the lack of an appropriate segregation of duties and the absence of a functioning audit committee. For additional details please refer to Management’s Annual Report on Internal Control over Financial Reporting disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed on March 30, 2016.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims, and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 24, 2016 has been officially continued, and a new date had been set for late June 2017. Counsel for the Company scheduled depositions of Mr. Mitchell and Cardinal personnel in July and August 2016. In June of 2017 the parties agreed in principle to enter into a settlement agreement under which the Company will pay Mr. Mitchell a total of $20,000 in four installments to settle all outstanding claims. We expect the Final Settlement Agreement and Release to be executed by both parties and filed with the Court in early July, 2017.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owes him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. . Thereafter plaintiff’s counsel did nothing to move this matter forward and a month before the original trial date, indicated that if the Company would agree to a continuance, plaintiff would agree to arbitrate. A continuance was entered and a new trial date established (March 27, 2017). Plaintiff’ counsel did not move the matter to arbitration and yet again, did nothing to forward Mr. Dunne’s case and in the process missed several key dates in the court’s scheduling order.

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

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. To date no litigation has been filed in connection with any of these matters. The Company’s counsel believes that the claims against the Company are groundless and any damages which may arise from these matters will not be material. Thus there are no contingencies or additional litigation that require accrual or disclosure as of September 30, 2016.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2016, there were no unregistered sales of Company equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of July, 2017.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ TIMOTHY W. CRAWFORD
Timothy W. Crawford
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer

