Form 10-K
period 2016-12-31
Cardinal Energy Group, Inc.
filed 2019-06-24
CIK 1408351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

The fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53923

CARDINAL ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

14902 Preston Rd #404-505 Dallas, TX 75254

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. $8,850,388

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 25, 2019, 983,376,477 shares of the registrant’s common stock were outstanding.

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

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEMS 1 & 2. BUSINESS and PROPERTIES.

Overview

We were incorporated in the State of Nevada on June 19, 2007. On September 28, 2012, we changed the focus of our business when we acquired all ownership interests of Cardinal Energy Group, LLC, an Ohio Limited Liability Company, which was engaged in the business of exploring, purchasing, developing and operating oil and gas leases. During the fiscal year December 31, 2016, Cardinal was confronted with financial reversals arising from the precipitous decline in the price of oil. The decline started during the last quarter of the calendar year 2014 and led to a collapse in the price of oil from about $100 per barrel in September 2014 to less than $40 per barrel at the end of December 2015. The price of crude oil didn’t successfully move above $50 per barrel until mid-2017. During the first six months of the 2014 fiscal year, Cardinal raised $4,500,000 of capital through a convertible debt offering. Management has proceeded to locate and invest in oil and gas properties located in Texas. While our investment might have been profitable at the price oil was selling for in the first half of 2014, it became unsustainable during the second half of 2014 and during 2015 and 2016 as the price did not recover from the 2014 decline, continuing to fall eventually to $26.21 in 2016.

The following chart follows the price of crude oil over the past five years.

Crude Oil Price
63.15 USD/bbl
1 Mar '19
Crude Oil Price (USD/bbl)
130
120
110
100
90
80
70
60
50
40
30
20
10
0
Jan 3 2014
Feb 27 2015
Apr 22 2016
Jun 16 2017
Aug 10 2018
InfoMine.com

On August 1, 2017, the Company appointed a new management team, under whose direction we have been working diligently to bring the company back into compliance with the Securities and Exchange Act of 1934. This Annual Report for the year ended December 31, 2016 is the first step in preparing delinquent filings required by the Securities and Exchange Commission, including Forms 10-Q for the quarters ended March, June and September of 2017 and 2018; the Form 10-Q for the quarter ended March 31, 2019; and also, the Forms 10-K for the fiscal years’ ended December 2017 and 2018.

During 2014, the Company received the proceeds from a 12%, $4.5 million loan which was provided by an unrelated third party. We utilized the proceeds of the loan to acquire, develop and operate oil leases. During 2014, we acquired and managed development of several leasehold interests in Texas. Additionally, CEGX of Texas (a wholly owned subsidiary of Cardinal) was contracted to provide general drilling, field development, and production services. In connection with the drilling and development services, we also provided management of lease operations on monthly basis to the owner of the leasehold property.

The Company’s operations were primarily focused on properties in which the Company held an operating or non-operating leasehold interest. We offered drilling and field development services in connection with the offering of participation interests in a Development Drilling Program to accredited private investors (Bradford Joint Venture). We also received an agreed-to price per well drilled either in cash or in equity in the Program.

We were focused on growth via the development of shallow, proven undeveloped reserves in or adjacent to currently producing fields; exploiting untapped “behind the pipe” reserves by recompleting the existing well bores in zones overlying currently producing formations and selected application of water flood techniques to mature but marginally producing fields.

The Company attempted to differentiate itself in the marketplace by focusing on smaller, older oil and gas properties that had either multiple changes in ownership or lack of capital required to maintain production rates. We focused our operations in north-central Texas. The properties generally featured simple vertical well completions which typically produce from relatively shallow reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties, the absence of potential operating synergies and/or because the required costs to optimize production levels is not compatible with their internal cost structures. By the end of 2016, we had terminated our attempts to locate and rework the oil and gas operations.

We also intended to locate and to acquire additional oil and gas fields that were producing normally in a proven reserve, as well as, non-producing oil and gas fields with proven reserves in known formations for development in the future. Due to the restrictions arising from limited resources and the declining price of oil, we have been forced to terminate the oil and gas operations.

We have revised our planned operations, including disposing of oil and gas leasehold interests acquired prior to 2016. We have disposed of several of our fixed assets, including transportation equipment, real estate and leasehold interests. At the end of 2016, the Company had two trucks, which were ultimately returned to leasing companies in 2017.

As of the end of 2016, the Company was hoping to locate and acquire producing and/or non-producing properties in the mid-continent section of the United States. We had impaired or disposed of all interests in oil and gas leases reflecting management’s best estimate of the oil and gas lease values at the end of 2016.

At the end of 2016, we were looking into developing a two-fold growth plan to develop oil and gas reserves: 1) Acquire producing fields with significant, proven un-developed reservoirs that provide growth opportunities through in-field drilling programs; and 2) Re-work neglected, abandoned, and low producing oil and gas wells located in mature fields with economically efficient secondary recovery methods or recomplete existing wells by perforating new pay zones. New drilling and fracturing methods utilizing today’s technology make it economically possible to re-enter and recover stranded reserves from older wells. In addition to remediating and reworking existing wells, we also planned to continued field development by drilling new producing, injection and disposal wells. The growth plan did not materialize, and we did not successfully develop any oil and gas reserves during or after 2016, primarily due to the price of oil and funding constraints.

All prospects were to be evaluated utilizing data provided to us, including well logs, production records, seismic, geological and geophysical information, and such other information as may be available and useful. In addition, prospects were evaluated by petroleum engineers, geophysicists, geologists and other technical consultants retained by us. Due to financing constraints the Company was unable to secure the services of the necessary professionals and was unable to successfully institute the plan.

We currently have no oil or gas properties. During 2016 the Company impaired or disposed of all oil and gas operating assets. Following 2016, the Company is completing a revised business plan to be instituted after December 31, 2019. It is anticipated that financing will be secured through sales of common and preferred equity and/or “equity units” (providing conversion and dividend preferences) and negotiating improved terms with our creditors. Management currently plans to secure funding to support development of a revised business plan and adequate resources to institute the plan. There is no assurance management will be successful in raising adequate capital or in successfully identifying properties with energy resources to successfully complete the plan as currently projected.

History of Our Ownership Interests

Our oil and gas leases were classified as unproved properties at December 31, 2016 and 2015 due to the limited quantities of oil and gas produced during the 2014 through 2016-time-frame. In light of the precipitous fall in crude oil prices during the latter half of 2014 and through 2017 and the relatively small production volumes from our leases, we elected to reduce the carrying value of our oil and gas properties as of December 31, 2016 and 2015. This reduction to the estimated net recoverable values of our oil and gas properties is reflected in the financial statements as impairment charges of $250,000 and $2,654,824 for the years ended December 31, 2016 and 2015, respectively.

The following is a summary of our oil and gas interests:

In July of 2013, we acquired an 85% working interest (75% net revenue interest) in the Dawson-Conway leases located in Shackelford County, Texas. The Company issued a two-year Secured Promissory Note in the amount of $400,000 to finance the purchase. The property is comprised of 41 wells on 618 acres. We began reworking the existing wells in the fourth quarter of 2013. During the first quarter of 2014, we focused our activities on the acidizing of wells and the repair and replacement of down-hole and surface equipment on the Dawson-Conway leases. In March of 2014 we successfully negotiated a $60,000 reduction in the principal amount due to the holder of the note and purchased the remaining 15% working interest in this property for a cash payment of $30,000. During the second quarter of 2014 we suspended our operations at Dawson-Conway due to outstanding issues with the Texas Railroad Commission (“RRC”). These issues ranged from incomplete or missing production and/or injection reports to well integrity tests as well as incomplete or missing reports as to the status of idle wells which were inherited by us from previous operators of the leases. In the third quarter of 2014 we successfully resolved the outstanding issues with the RRC and negotiated new lease terms for all but one of the leases comprising the Dawson-Conway property. Under the new lease terms the Company’s net revenue interest was increased to 77.5% and we secured the right of first refusal on all lands contiguous with our leases. On June 30, 2015 the Company announced that it had settled the dispute with Concho Oilfield Services over services provided by Concho. As a part of the settlement Concho agreed to re-enter the #5B well on the Dawson-Conway 195B lease to repair damage to the wellbore and production string and to return the well to production. In July 2015 Concho did return to the #5B well and commenced jarring and fishing operations in an attempt to repair the well. These operations did not result in success and the well remains shut-in at this time. In June 2015 the Company filed suit in the District Court for Shackelford County against HLA Interests, LLC and SEDCO (a former operator of the Dawson-Conway leases) alleging misrepresentation and fraud concerning title to the leases and compliance with regard to various regulations and “permitting” requirements of the Texas Railroad Commission (please refer to Part I, Item 3- Legal Proceedings in this report for additional details). In light of these developments all operations at the Dawson-Conway leases have been suspended pending the outcome of the litigation. On August 5, 2015, the Company was granted a Partial Default Judgment. This case is still on-going.

On March 5, 2014, we acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders lease located in Shackelford County, Texas from Sabor X Energy Services, Inc. for $600,000. The property consisted of 385 acres and 5 producing oil wells. We reworked several of these wells to increase their production rates. On March 2, 2015, Borets filed a lawsuit against the Company. As of the date of this report, discovery is ongoing. Refer to Item 3, Legal Proceedings.

On March 6, 2014, we acquired a 100% working interest in the Strobel-Broyles leases located in Eastland County, Texas from Hunting Dog Capital, LLC for $75,000. We held a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consisted of 235 acres and 32 wells. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition was in keeping with the Company’s decision to focus its drilling and development activities in and adjacent to its properties in Shackelford County, Texas. The sale was accounted for as a reduction of the oil and gas property in the Company’s financial statements. In May 2015, the Company filed suit in the District Court for Eastland County seeking disgorgement of the $30,000 in sales proceeds received by the defendants for the sale of the leases (please refer to Part I, Item 3 - Legal Proceedings of this report for additional details).

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. At the time of the acquisition the property consisted of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement the Company’s wholly-owned subsidiary, CEGX of Texas, LLC (“CEGX”), was obligated to spud the initial “Earning Well” by September 15, 2014. The initial well was part of a “continuous drilling program” which afforded us the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore had never been water flooded, had two tank batteries. On September 2, 2014 the Company sold its interests in the Bradford “A” and Bradford “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”). At the time of the sale, neither Cardinal Energy Group, Inc. (“Cardinal”) nor CEGX held any ownership in Bradford JV, however, the Company’s wholly-owned subsidiary, CEGX, was engaged by Bradford JV as an operator under a Contract Operating Agreement to provide turn-key drilling and production services. In late December 2014, Cardinal Energy Group, Inc. purchased 20 Equity Units in Bradford JV on the same terms as offered to the general public and initial investors, valued at $25,000 per Equity Unit, for a total of $500,000.

On June 12, 2015 the Company transferred its 20 Equity Units in the Bradford JV into an escrow account, in connection with a 365-day option granted to Keystone Energy, LLC. (“Keystone”). The terms of the option included Cardinal receiving (on June 16, 2015) a non-refundable cash payment of $250,000 from the sale of 10 of the 20 Equity Units held by Cardinal into an escrow which was held pending the purchase of the additional 63 Bradford Equity Units by Keystone. Cardinal and Keystone also placed a refundable 5% equity interest in Keystone in the escrow account and a refundable right to the additional 10 Equity Units of Bradford held by Cardinal. The PIPA transactions resulted in Keystone securing a commitment for a line of credit to be used by Keystone to further develop the Bradford “A” and Bradford “B” leases. Cardinal recognized the $250,000 payment as revenue from a related party during the second quarter of 2015.

Keystone, utilizing the line of credit secured via the Option agreement, initiated a plan to test the effectiveness of applying water flood techniques to the Bradford Property. Bradford had heretofore never been tested for enhanced recovery applications and therefore a pilot project to test the effectiveness of water flooding (a form of enhanced production) was planned for the Bradford joint venture operations with the hope of an increase in production from the existing BJV wells.

On June 12, 2016 the 365-day “Escrow Period” expired (per the terms of the Participation Interest Purchase Agreement (“PIPA”) between and among the Bradford JV participation interests, the Keystone Energy, LLC and CEGX of Texas, LLC. Upon Cardinal’s payment (on September 21, 2016) of $100 to Keystone Energy, LLC , the control of the escrowed 20 participation interests in the Bradford JV reverted to Cardinal and the 5% interest in Keystone reverted to Keystone.

During the third quarter of 2016, the Company exchanged a CEGX receivable of $123,924 for the final 27 unsold joint venture Equity Units of Bradford JV. The CEGX receivable represented obligations of Bradford JV arising from services performed by CEGX for Bradford JV. The services represented un-reimbursed charges for drilling, production and development work performed at the Bradford A and B properties.

Following the transaction, Cardinal attempted to find a source of outside funding to complete of the water flood project on the Bradford property. The Company was unsuccessful in obtaining additional capital and Bradford JV was not able to meet contractual obligations for production (under the lease terms with the lessor). During February, 2017, the lease owner of the Bradford properties initiated legal proceedings seeking to cancel the Bradford JV rights under the farm-out leases. Refer to Item 3, Legal Proceedings.

In conjunction with the litigation the Bradford Leases were subdivided between CEGX of Texas and the lessor in February 2018; in April of 2018 CEGX of Texas transferred the remaining leases and wells to an operator in good standing with the Railroad Commission of Texas. After the transfer (which relieved CEGX of remediation responsibilities) a $50,000 cash performance bond was refunded to CEGX of Texas from the Texas Railroad Commission.

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. (“PID”) served as the operator for the property. The prospect consisted of leasehold interests in five tracts of land aggregating just over 310 acres. At the time of purchase the property had one uncompleted plugged well. Activity commenced during September 2014 and in October the plugged well was re-drilled and completed in the prolific Caddo limestone formation. During the fourth quarter of 2014 two new wells were drilled and completed in the Cooke sandstone formation. The remote location of the lease caused some delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells steadily declined from its peak to approximately 13 BOE per day for the first quarter of 2015 to just under 7 BOE per day during the second quarter of 2015 and approximately 3 BOE per day during the third quarter of 2015. Following the initial completion of the three producers the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company voted to remove the operator and in June 2015 filed suit in the District Court for Shackelford County seeking recovery of damages. Future development activities for the prospect were placed on hold pending the outcome of the litigation. Final Summary Judgement was awarded to PID in November 2017. (Please refer to Item 3 - Legal Proceedings of this report for additional details).

On December 31, 2014, the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The prospect was comprised of 200 acres and was located adjacent and to the west of the existing Bradford “A” and “B” leases. During the second quarter of 2015, the Company drilled the initial well (Bradford West #1). We perforated and treated the well, ran the production tubing and set the pump jack. The results from this well were disappointing and the Company elected not to continue the drilling program called for under the Asset Sale & Purchase, and Farm-In agreements. The well was suspended and the lease and well were subsequently transferred to an operator in good standing with the Railroad Commission of Texas in April of 2018.

In June of 2014 we acquired a half-acre site in Albany, Texas. The complex contained offices, a shop area for repairing and reconditioning oilfield equipment and a secure yard for the storage of rolling stock and oilfield equipment and materials. The Company spent approximately $127,000 to acquire and update the facilities which served as the Company’s regional operations office in north-central Texas through the end of 2015. On February 12, 2016, the Company sold the facilities to a local oil and gas well plugging and abandonment services company for a total consideration of $130,000. In connection with the sale the Company took back a $30,000 5% note with an original maturity date of February 12, 2019 from the buyer. The note was paid off in full, net of unpaid interest in March 2017.

Oil and Gas Production

The production amounts shown in the following tables reflect our production from the oil leases in Texas for the years ended December 31, 2016 and 2015, respectively:

	For the Year Ended
	December 31, 2016	December 31, 2015
Oil and Gas Production Data:
Oil (Bbls)	32	1,381
Total	32	1,381

Oil and gas sales revenue summary

The oil and gas sales revenue shown in the table below is our net share of annual revenue for the years ended December 31, 2016 and 2015, respectively.

	For the Year Ended
	December 31, 2016	December 31, 2015
Oil and Gas Revenue:
Texas	$1,416	$47,057
Total	$1,416	$47,057

The Company realized average prices of $44.25 and $43.37 per barrel for crude oil sales from its Texas properties during 2016 and 2015, respectively.

Plan for Future Oil & Gas Properties

Our principal activity in the future will be the acquisition of producing oil and gas properties. The acquisition process can be lengthy because of the amount of due-diligence which will be required prior to submitting a bid to the current owner of a property. Verification of each property and the overall acquisition process can be divided into multiple phases, as follows:

Property Identification - In some instances, the seller will have a formal divestiture department that will provide a sales catalog of properties which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each property will be utilized. In addition, a review of the proprietary technical data will be made, and calculation of a bid price submitted for the property.

Submission of the Bid - Each bid will be made subject to further verification of production capacity, status, and title amongst other items.

Closing - Final price negotiation will take place. Cash transfer and issuance of title opinions as well as execution of transfer orders.

Post-Closing - After closing has occurred, the newly acquired property will be turned over to the Company.

We also intend to acquire non-operating interests in properties operated by larger oil and gas companies in the Oklahoma and Texas area. Such interests are designed to provide the Company with the opportunity to leverage off the operating expertise and financial resources of major oil and gas firms and to provide a steady stream of operating cash flows. We have initiated a search for properties and have identified different capital sources for the acquisition of such properties. We intend to raise the additional capital required to acquire such additional producing assets through a combination of equity and debt financings.

In 2016, we intended to concentrate on oil exploration and production rather than natural gas production, and to focus our efforts on leases located in Oklahoma and Texas. In 2019, the Company has changed focus to non-operating royalty interests in oil and gas wells operated by major oil and gas companies.

Geological and Geophysical Techniques

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising properties.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and except for gas, all producers in a producing region will receive the same price. The major oil companies may purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances, there may be deductions for transportation from the well head to the sales point. Currently most crude oil purchasers may not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer will usually handle all check disbursements to both the working interest and royalty owners. We have been working interest owners. We are currently planning to become royalty owners. By being a royalty owner, we are not responsible for the payment of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will not be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months’ sale. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for natural gas which can fluctuate with the seasons, general market conditions along with many other factors. It is our intention to utilize this market whenever possible to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

The marketing of any oil or natural gas produced by the Company’s properties may be affected by several factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

●	the amount of crude oil and natural gas imports;
●	the availability, proximity and cost of adequate pipeline and other transportation facilities;
●	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;
●	the effect of Federal and State regulations of production, refining, transportation and sales;
●	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;
●	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and
●	general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant volatility in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, the Federal Energy Regulatory Commission [“FERC”] as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of natural gas sales from wells.

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. A drastic reduction in crude oil prices from $100 per barrel at mid-year 2014 to approximately $32 per barrel on January 7, 2016 has occurred. Due to the inherent volatility of crude oil prices we are unable to predict what effect, if any, such price changes in the future will have on either the price or quantity of crude oil sales from our properties.

In several initiatives, Federal Energy Regulatory Commission [“FERC”] has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by Federal Energy Regulatory Commission [“FERC”], are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Competition

There are many oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the acquisition, exploration for and production of oil and natural gas. We expected to encounter strong competition at every phase of business. We will be competing with entities having financial resources and staffs substantially larger than those available to us.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, competitive forces generally determine natural gas prices. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

Competition among operators for drilling equipment, goods, services and personnel may affect our ability to acquire leases suitable for development.

Regulations

Our operations can be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws.

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

Environmental. Our drilling and production operations were subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect our financial position and our business operations. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed for violating such regulations, our operations could be adversely affected.

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

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. Presently, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act (“EISA”), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources. While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

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

Production

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

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof, cannot be predicted.

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

Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry could increase our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors.

Transportation

We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

●	the construction of natural gas pipeline facilities, and
●	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas will be affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

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

Drilling and Production

Prior to 2017, our proposed drilling and production operations were subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

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

Environmental Regulations

Our operations were affected by the various state, local and federal environmental laws and regulations, including the:

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

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative effect on the Company’s operations.

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

While the foregoing regulations appear extensive, we believe that because we plan to be acquiring royalty interest of Mineral Rights and because the generation of any potentially “hazardous substances” are most likely to be the responsibility of the operator to dispose of on the lease and/or transported to a qualifying site, that compliance with the foregoing regulations will not have any material adverse effect upon the Company.

Company’s Office

On June 10, 2015 we moved our executive offices from Dublin, Ohio to 500 Chestnut Street, Suite 1615 in Abilene, TX 79602. In January 2016 we closed our executive office in Abilene, Texas and moved our office to 2665 Fairfax Drive, Upper Arlington, OH 43220. In October 2017 we opened a temporary executive office in Dallas, Texas. The temporary home office in Dallas was closed December 28, 2018 and replaced by employees and consultants working from their homes or offices. Our telephone number is (325) 762-2112.

Employees

At December 31, 2016 the Company had one full-time employee and one part-time employee.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are currently a party to lawsuits arising out of the normal course of business. The current status of each of the proceedings is summarized below.

Power Up Lending Group, Ltd. v. Cardinal Energy Group, Inc. (Civil Action No.: 16-cv-1545-DRH, United States District Court Eastern, District Of New York).

On March 30, 2016 Power Up Lending Group, Ltd. Filed a lawsuit against the Company claiming damages totaling in excess of $152,000 exclusive of attorney’s fees, pre-judgment interest and costs. On June 4, 2018 the Company filed Defendants Memorandum of Law in Opposition to Plaintiff’s Motion Seeking Summary Judgement. On April 3, 2019 the Court opined the Plaintiff’s motion for summary judgment pursuant to Rule 56 against the Company was granted as to the breach of contract claim regarding the outstanding debt of $152,211. As of December 31, 2016 the Company has recorded an outstanding loan payable to Power Up in the amount of $178,727.

John Robinson v. CEGX of Texas LLC, Cardinal Energy Group, Inc. Et al (Case No. 16 CV 008923 Franklin County Common Pleas Court)

John Robinson, a participant in the Bradford Joint Venture, filed litigation in Franklin County, Columbus, Ohio against CEGX of Texas and seven others on September 20, 2016, claiming he was fraudulently induced to enter into a transaction, amongst other claims. The Company filed an answer on October 24, 2016, asserting a right to arbitration as a defense, and moved for stay of proceedings on November 29, 2016. The court granted a motion and the case was stayed for arbitration on January 26, 2017. The Franklin County Clerk of Courts records show the case remains closed.

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc. (Case No. 2015-028, 259th Judicial District Shackelford County, Texas).

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18, 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. On February 12, 2016 Borets filed a Motion for Summary Judgment seeking to dispose of the counterclaim on behalf of the Company. No hearing has been set on the motion, therefore, while the Company planned to prepare a response when the hearing date was obtained, because no further action was taken no response was prepared. As of the date of this report the Company has not been in contact with Borets. Should the Company be contacted regarding this issue they plan to work diligently to resolve the issue.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas).

On May 22, 2015 the Company filed a lawsuit alleging cause of action against the above-named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants. The Company is considering filing a motion for summary judgment.

CEGX of Texas, LLC v. P.I.D. Drilling, Inc. (Case No. 2015-062 259th Judicial District Shackelford County, Texas).

On June 10, 2015 the Company filed a lawsuit against P.I.D. Drilling, Inc. The lawsuit contains causes of action for breach of contract and also requests an accounting. The lawsuit was claiming damages for overcharges by PID and also asking that PID be removed as operator after a vote by the non-operating working interest owners. A Final Judgment was awarded to PID on November 08, 2017 and, on December 19, 2017, the Judge signed an Amended Order of Sale to satisfy the Judgment, which resulted in the Company having to give up its working interest and rights to specific properties to settle amounts owed. The value of the working interests and rights sold were in excess of the judgment amount therefore no cash payments had to be made by the Company. Further, such working interests and rights had no value assigned to them in the Company’s financial statements, therefore the judgment and order had no financial reporting impact.

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

Finally, Defendant Terlingua entered into a Master Land Services Contract with the Company in or about June 2013, whereby Terlingua agree to provide due diligence services to the Company in furtherance of the Company entering into the Agreement with Defendants HLA Interests, SEDCO, and ERCO. Pursuant to the Master Land Services Contract, Terlingua agreed to investigate titles and the oil and gas records to determine the actual legal status of the ownership interests in the 5 Leases and advise the Company of same. Terlingua breached its obligations under the Master Land Services Agreement by failing to perform its due diligence investigation of the titles and working interests in the 5 Leases in a good and workmanlike manner and failing to discover that at least 3 of the 5 Leases had expired and that the Company would only be purchasing 2 active Leases.

As a result of all of this, the Company filed a lawsuit asserting claims for breach of contract against Defendants HLA, SEDCO, ERCO, and Cies/Terlingua; Money had and Received against Defendants HLA, SEDCO, and Cies/Terlingua; Fraud and Fraud by Non-Disclosure against Defendants HLA, Allen, SEDCO, ERCO, and Elks; and Deceptive Trade Practices against Defendants HLA, SEDCO, and ERCO.

As of August 5, 2015, The Company obtained service on Elks, Cies, Erco and SEDCO with all having filed answers. A hearing and/or trial will be required to obtain damages against SEDCO and Erco.

On August 5, 2015 the Company was awarded a Partial Default Judgement against HLA Interests, LLC on our causes of action for breach of contract, money had and received, fraud, fraud by non-disclosure and deceptive trade practices.

The Company plans to also obtain a damages judgment against Phillip Allen individually and as HLA Interests, LLC.

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claims he’s entitled. The Company denies the claims and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The parties have held settlement discussions in this matter but thus far have failed to reach a satisfactory agreement. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represents the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 26, 2016 has been officially continued, and a new date had been set for late June 2017. Counsel for the Company scheduled depositions of Mr. Mitchell and Cardinal personnel in July and August of 2016, In June 2017 the parties agreed in principle to enter into a settlement agreement under which the Company would pay Mr. Mitchell and his attorney $20,000 to settle all outstanding claims. The Final Settlement Agreement and Release were executed by both parties and filed with the Court in July 2017. As of December 31, 2016, the Company had recorded the $20,000 obligation in accounts payable and accrued expenses on the balance sheet, which was paid in full during 2017.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owed him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. Thereafter plaintiff’s counsel did nothing to move this matter forward and a month before the original trial date indicated that if the Company agreed to a continuance plaintiff would agree to arbitrate. A continuance was entered, and a new trial date established for March 27, 2017. Plaintiff’s counsel did not move the matter to arbitration and, yet again, did nothing to forward Mr. Dunne’s case and in the process missed several key dates in the Court’s scheduling order.

On January 26, 2017 the Company moved for an order to show cause as to why plaintiff’s case should not be dismissed. On February 17, 2017 the Court granted the Company’s motion and issued an order to show cause. The Court also ordered plaintiff and his counsel to pay Cardinal for the costs associated with the show cause motion. On March 10, 2017 the Court heard countervailing arguments regarding dismissal. The Court determined that dismissal was too harsh, ordered the parties to arbitrate and awarded monetary sanctions against plaintiff and his counsel in the Company’s favor. On May 17, 2017 the Court dismissed the case with prejudice and ordered the plaintiff to pay the Company an additional $5,000 in attorney’s fees and costs no later than June 1, 2017 plus $1,780 in additional attorney’s fees if the Company was not paid by June 1, 2017. As of the date of this filing the amount remains unpaid, however, no receivable has been recorded by the Company due to the uncertainty of collecting the amount. Because the Company has no record of any payments, they are researching this ruling for possible other income and are considering starting collection efforts.

Iconic Holdings, LLC v. Cardinal Energy Group, Inc. (Case No. 37-2016-00006021-CU-BC-CTL San Diego County Superior Court)

On February 23, 2016 Iconic Holdings, LLC filed a complaint in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note. The Note Purchase Agreement called for arbitration and following arbitration in December of 2016 the parties entered into a Settlement Agreement where the Company agreed to pay Iconic $60,000. As of December 31, 2016, the $60,000 liability was recorded as a convertible note on the balance sheet and subsequent to December 31, 2016 the liability was paid in conjunction with a debt arrangement with Rockwell Capital. On April 17, 2017 a request for dismissal   was filed with the Court by the Plaintiff’s attorneys and subsequently granted by the Court.

Tonaquint Arbitration

On September 11, 2015 Tonaquint, Inc. (“Tonaquint”) filed for arbitration under a Securities Purchase Agreement and Convertible Promissory Note, claiming that the Company was in default for failing to deliver all earned shares, failing to satisfy the remaining balance of the note and failing to maintain adequate stock reserves. The Company answered, denying the claims and asserting that the Company had satisfied its obligations with respect to the Tonaquint Note. Arbitration was scheduled for February 2016 in Salt Lake City, Utah.

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674 plus interest at 22% per year and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and on March 24, 2016 the Third Judicial District Court of Salt Lake County, Utah issued judgment in favor of Tonaquint, Inc. in the aforementioned $432,674 amount. During the year ended December 31, 2016 the Company accrued interest at 22%, recording interest expense of $84,775, resulting in a total liability of $515,867 as of December 31, 2016. On February 15, 2017 the parties entered into a Settlement Agreement to extinguish the outstanding liability on that date of $528,673 in exchange for shares of common stock of the Company. As of the date of this report no shares have been issued and the Company continues to accrue default interest on the liability.

LG Capital Funding, LLC. v. Cardinal Energy Group, Inc. (Case 1:17-cv-09181-AKH, United States District Court Southern District Of New York)

On November 22, 2017 LG Capital Funding, LLC (“LG”) filed a law suit against the Company claiming the Company had defaulted under two convertible notes payable agreements, requesting the Company pay amounts in excess of $600,000. On September 14, 2018 the Company filed a Declaration of the CEO, in Opposition. On December 10, 2019, the Court granted LG’s motion for summary judgment in the amount of $115,230.

On January 1, 2019 the Company filed a Notice of Appeal with the Court for the Southern District of New York. The Company requested the lower Court of Appeals to forward a question of law to the upper Court of Appeals. On January 31, 2019 the Company filed a Motion to Certify Questions of unsettled usury law. That motion was opposed by LG on February 11, 2019. To date, the Court has not issued any order with regards to the remaining claims or with regard to the Motion to Certify.

Guy McCain. v. CEGX of Texas, LLC, Stephen Hannan and Bradford Joint Venture Partnership (Case No. 2017-015, District Court of Shackelford County Texas) and Bluff Creek Petroleum, LLC v. EOI Eagle Operating Inc. and CEGX of Texas, LLC (Case No. 2017-018, District Court of Shackelford County, Texas)

In February of 2017 Guy McCain, the owner and lessor of the Bradford “A” and Bradford “B” leases, located in Shackelford County, Texas, filed a petition against CEGX of Texas, LLC, Stephen Hannan and Bradford Joint Venture Partnership for lack of production requesting that the defendants would have no future interest in the leases. A judgment was filed on June 15, 2017 confirming the expiration and termination of the lease and awarding the plaintiff $10,000 plus post judgment interest at a rate of 5% per annum and all costs of court.

In March of 2017 Bluff Creek Petroleum, LLC, a contractor engaged by CEGX of Texas, LLC, to work on the Bradford “A” and Bradford “B” leases, filed a petition against CEGX for amounts not paid. In August of 2017 a Default Judgment was awarded to the plaintiff in the amount of $43,637.

In conjunction with the above, in August of 2017, a Request to Subdivide the Bradford A & B leases were submitted to the Railroad Commission of Texas and was approved on February 13, 2018. This left Bradford Joint Venture with 7 wells on the Bradford A & B leases combined. The Bradford Joint Venture was not able to raise additional capital to place these wells into production. To eliminate the plugging liabilities, these wells were transferred to another operator in good standing with the Railroad Commission of Texas in April of 2018. As of the date of this filing no judgment amounts have been paid by the Company.

Ally Bank v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 17CV-02-001370, Franklin County, Ohio Court of Common Pleas)

On November 29, 2017 Ally Bank filed a case against the Company to enforce a Retail Installment Sale Contract regarding the lease of a truck. The bank received possession of the truck and Ally Bank received a judgment for the deficiency resulting from the sale of the vehicle in the amount of $11,531. To date, the judgment amount has not been paid by the Company.

SEC Complaint (No. 2:19-CV-1022)

On March 19, 2019, United States Securities and Exchange Commission (“SEC”) filed a complaint against Timothy Crawford, former CEO, and Cardinal Energy Group, Inc. The SEC alleges that the Company and Crawford filed two inaccurate quarterly reports, made false and misleading representations about the Company’s ownership interest in certain leases and the future revenue the Company expected to receive from the leases, failed to disclose known litigation, concealed business setbacks while raising money from investors, misreported Crawford’s stock ownership and failed to make the required disclosures that he sold millions of shares of the Company’s common stock. In related proceedings the SEC also instituted administrative proceedings against the Company based on the Company’s failure to file its latest six quarterly reports and latest two annual reports. The SEC has requested the Company file a response to their allegations and the SEC will conduct a prehearing event within 14 days of Service of the answer.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets and is traded under the symbol “CEGX”. There is currently a trading suspension and OTC Markets has affixed a skull and cross bones on our symbol.

The following table reflects the range of high and low bid information for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year - 2016	High Bid	Low Bid
Fourth Quarter: 10/1/16 to 12/31/16	$0.0110	$0.0010
Third Quarter: 7/1/16 to 9/30/16	$0.0120	$0.0041
Second Quarter: 4/1/16 to 6/30/16	$0.0074	$0.0020
First Quarter: 1/1/16 to 3/31/16	$0.0170	$0.0025

Fiscal Year - 2015	High Bid	Low Bid
Fourth Quarter: 10/1/15 to 12/31/15	$0.028	$0.0026
Third Quarter: 7/1/15 to 9/30/15	$0.18	$0.0052
Second Quarter: 4/1/15 to 6/30/15	$0.40	$0.13
First Quarter: 1/1/15 to 3/31/15	$0.50	$0.26

Holders

On March 14, 2019, 2017 we had approximately 127 shareholders of record for our common stock plus an unknown number of additional holders whose stock is held in “street name”. As of March 14, 2019, there were a total of 983,376,477 shares of common stock outstanding.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, the Company:

●	Issued 2,154,596 shares of common stock valued at $11,365 for the conversion of convertible notes payable and accrued interest of $6,924, reducing debt discount by $3,668, reducing derivative liability by $16,542, and recording a gain on conversion of $8,432.
●	Issued an aggregate of 254,508,000 shares of common stock valued at $1,119,835 to extinguish $123,980 of the Company’s payables, resulting in a loss on debt extinguishment of $995,855. The fair value of the shares of common stock were based on the quoted trading price on the date the payables were assumed.
●	Issued an aggregate of 50,000,000 shares of common stock, valued at $160,000 as payment for services. The fair value of the shares of common stock was based on the quoted trading price on the date the shares were issued.

As of December 31, 2016, the Company had 387,937,557 shares of common stock outstanding.

In January 2017 the Company issued 326,838,920 shares of the Company’s common stock for the payment of $158,419 worth of liabilities. In February 2017 the Company issued 268,600,000 shares of the Company’s common stock for the payment of $125,938 worth of liabilities.

In 2017 the Company increase the Series Preferred A shares from 1,000,000 to 10,000,000 and issued 9,000,000 additional shares to an officer of the Company.

In 2017 the Company increased the Series B Preferred shares from 1,000,000 to 5,000,000 and issued the 4,000,000 additional shares as part of the compensation component for two acquisition agreements.

During 2017 and 2018 the Company sold 4.26 Preferred Series D units to investors and raising a total of $1,064,150. Each unit is comprised of (i) 250,000 shares of Series D Preferred Stock, par value $0.00001 per share; and, (ii) 0.8925% of the Net Revenue Interest received by the Company per Unit on certain oil and gas fractional ownership interests, along with other oil and gas assets to be acquired with a portion of the proceeds from the Offering.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

The accompanying financial statements represent the operations of the Company during the period ending December 31, 2016. The reader should read all of the disclosures regarding the proposed operations of the Company, which will be included subsequent SEC reports, which management is researching, recording and planning to file in the next several months. The plan going forward into 2018 and 2019 is discussed in the succeeding paragraphs; however, the plans have not been financed or concluded and any results are not included in the information that we are providing with this Form 10K. While management is optimistic that the change in direction of the Company will provide a more successful operation, there are several constraints, including financial, managerial and competition issues which may be too great for the Company to overcome.

We were engaged in the business of acquiring, developing and operating oil and gas leases. These operations were primarily focused on properties in which we held an operating or non-operating leasehold interest. We have offered these services to a related party, operating as a joint venture, to develop and sell oil and gas. We provided drilling, maintenance and management services as a registered Texas oil and gas operating company. Our services were provided on a fee basis and in exchange for an interest in the subject property. The related joint venture provided a Private Placement offering of participation interests in a Development Drilling Program to accredited private investors.

Prior to 2017, we were focused on growth via the development of shallow, proven undeveloped reserves in or adjacent to currently producing fields; exploiting untapped “behind the pipe” reserves by recompleting the existing well bores in zones overlying currently producing formations and selected application of water flood techniques to mature but marginally producing fields.

The Company attempted to differentiate itself in the marketplace by focusing on smaller, older oil and gas properties that had either multiple changes in ownership or lack of capital required to maintain production rates. We focused our operations in north-central Texas. The properties generally featured simple vertical well completions which typically produce from relatively shallow reservoirs. In most instances these properties have been overlooked by the “major” and “mid-major” players in the industry due to their geographic location relative to other existing oil and gas properties, the absence of potential operating synergies and/or because the required costs to optimize production levels is not compatible with their internal cost structures. By the end of 2016, we have terminated our attempts to locate and rework the oil and gas operations described in this paragraph.

We also intended to locate and to acquire additional oil and gas fields that were producing normally in a proven reserve, as well as, non-producing oil and gas fields with proven reserves in known formations for development in the future. Due to the restrictions arising from limited resources and the declining price of oil, we have been forced to terminate the oil and gas operations, including those discussed in this paragraph.

We have revised our planned operations, including disposing of oil and gas leasehold interests acquired prior to 2016. We have disposed of several of our fixed assets, including transportation equipment, real estate and leasehold interests. At the end of 2016, the Company had two trucks, which were ultimately returned to leasing companies in 2017.

In the fourth quarter of 2017 management determined that the Company would be better served to specialize in locating, researching and negotiating interest in mineral royalty opportunities. The Company has disposed of the oil and gas leaseholds previously acquired to explore, drill and develop. The targeted properties are not expected to entail the overhead and infrastructure which requires the Company to invest and maintain large financial commitments for exploring and developing working interests associated with oil and gas leasehold properties.

We have nominal revenues, have recorded losses since inception, have been issued a going concern opinion by our auditors and currently rely upon the sale of our debt and equity securities to fund operations. We have no oil or gas properties, nor do we have any interest in oil & gas mineral properties with royalty interests (as mentioned in our press release January 23, 2019). Going forward, we may enter into agreements with major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties. We also may drill and own interests without such strategic partners. We may sell all or a portion of our prospect interests or may retain a working or “carried” interest in the prospects and participate in the drilling and development of the properties. We also intend to acquire a significant number of non-operating interests in wells and facilities operated by larger oil and gas companies in the Oklahoma and Texas area. Such interests are designed to provide the Company with the opportunity to leverage off the operating expertise and financial resources of major oil and gas firms and to provide a steady stream of operating cash flows to augment the cash flows from Company-owned properties and from our oil and gas service and development activities. At the present time, we intend to concentrate on oil exploration and production rather than gas production and to focus our efforts on leases located in Oklahoma and Texas. We have no current plans to change our core business activities. We may however elect to combine with one or more privately held oil and gas companies in order to exploit present and future acquisition and development opportunities in the oil and gas industry.

Financial Overview

Currently, we do not have sufficient capital on hand or expected cash flows from currently producing properties to fund our proposed budget and maintain operations for the upcoming year. Accordingly, we will have to raise additional capital through either the sale of interests in selected oil and gas properties, accessing bank financing facilities, the sale of debt and/or equity securities in both public and private transactions or via a combination of these and other sources. We have no arrangements to raise capital and there is no assurances that we will be able to do so. If we are unable to locate suitable financing, we will go out of business.

Results of Operations

The following comparative analysis on results of operations was based on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Year Ended December 31, 2016 and 2015

Oil and Gas and Other Operating Revenues

For the year ending December 31, 2016 oil and gas revenues decreased to $1,416 from $47,057 for the year ending December 31, 2015 primarily as a result of lower production volumes from the Powers-Sanders leases and the Fortune prospect in north-central Texas.

The Company recognized revenues from contract development operations totaling $0 during the year ended December 31, 2016 versus $621,508 during 2015 for services performed pursuant to the drilling, development and production services agreement between the Company and the Bradford Joint Venture (“BJV”). The decrease reflects the lower level of development activity at the Bradford “A” and Bradford “B” leases due in part to the timing of the drilling of wells in relation to the depressed price of oil, hook-up of production facilities and due partially to the lack of funding from the purchaser of the participation interests in the Bradford JV.

In addition, the Company recorded a one-time fee of $250,000 during 2015 related to the placement of a portion of its working interest share in the Bradford JV into an escrow account for Keystone’s benefit.

Operating and Production Costs

For the year ending December 31, 2016 operating, production and contract development costs decreased to $35,767 compared to $74,281 for the year ending December 31, 2015. The decrease was primarily due to a shift in Company focus from the remediation of older wells to development drilling on our recently acquired oil and gas leases and a slow-down in contract development operations at the Bradford “A” and Bradford “B” leases due to reduced development activity and a lack of funding.

Impairment Expense

The Company reviewed the carrying value of its oil and gas properties in December 2015 and determined that there was sufficient evidence that the costs for its oil and gas properties would not be fully recovered in the course of normal operations. Accordingly, the Company took a $2,654,824 charge to earnings to reduce the value of its oil and gas properties to their estimated fair values at December 31, 2015. During the year ended December 31, 2016, the Company determined that the existing leasehold interests were not economically recoverable and an additional charge to impairment expense of $250,000 was recorded during the fourth quarter of 2016. Also during the fourth quarter of 2016 the Company recorded an other than temporary loss in their equity investments of $122,513 as impairment expense.

General and Administrative Expenses

For the year ending December 31, 2016 general and administrative expenses decreased to $856,654 compared to $1,568,506 for the year ending December 31, 2015. The decrease reflects lower compensation expense as the Company reduced the number of full-time employees required to administer our portfolio of operating assets and lower head office expenses as we reduced home office staff levels, mothballed our executive offices in Abilene and reduced travel related costs required to manage our investor relations, marketing and SEC reporting activities.

Depreciation and Amortization

For the year ending December 31, 2016 depreciation and amortization expense decreased to $49,760 compared to $63,294 for the year ending December 31, 2015. The decrease was due primarily to reductions in expense related to fixed assets that were sold, trucks that were sold or returned per capital lease obligations and the full depreciation of office equipment.

Cost of Contract Development Operations

For the year ended December 31, 2016, the cost of contract development operations decreased to $853 compared to $331,010 for the year ending December 31, 2015. The decrease of $330,157 is a result of the Company changing their focus during 2016 to promoting and marketing as it relates to engaging with potential exploration and operating companies versus the prior year focus on mining operations.

Other Income (Expenses)

Other expenses for the year ended December 31, 2016 totaled $24,547,926 compared to $4,840,012 in 2015. The Company recorded a loss on the change in the fair value of derivative liabilities of $21,377,793 during 2016 compared to a gain on the change in the fair value of derivative liabilities of $709,219 during 2015. Additionally, interest expense decreased to $2,033,474 in 2016 from $4,287,205 in 2015 and amortization of debt discount decreased to $207,052 in 2016 from $1,302,701 in 2015. During the year ended December 31, 2016 the Company recognized a loss on extinguishment of debt of $987,422 versus a gain on extinguishment of debt of $27,373 during the year ended December 31, 2015.

Net Loss

For the year ending December 31, 2016 our net loss was $25,862,057 compared to a net loss of $8,613,362 for the year ending December 31, 2015. The increase was primarily due to higher interest related costs (due primarily to increased losses related to the change in the fair value of debt related derivative liabilities), partially offset by decreased operating loss and translates into to a loss of $0.25 per share (basic and diluted) in 2016 compared to a loss of $0.18 per share (basic and diluted) in 2015. The loss per share in 2016 also reflects the dilutive impact of the increased number of common shares outstanding during the year.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its operational requirements. As of December 31, 2016, our current assets were $34,673 and our current liabilities were $33,027,841 resulting in a working capital deficit of $32,993,168 compared to a working capital deficit of $8,702,235 at December 31, 2015. At December 31, 2016, we had cash on hand of $1,193 which is not sufficient to meet our operating needs for the next twelve months. Because we operate in a cash intensive industry we anticipate the need to raise additional capital on a continuous basis. As previously noted in this report, the Company utilized the proceeds from the sale of its Albany, Texas regional operations office and the proceeds from the sale of surplus rolling stock and support equipment to replenish working capital. The Company has reduced the number of full-time employees and closed its corporate headquarters in Abilene, Texas to conserve cash. The Company is in discussions with several of its current creditors seeking to restructure the payment terms of its various debt obligations. Such negotiations among other items include the lowering of applicable interest rates, extensions to the maturity dates and the conversion of the outstanding principal and interest balances into equity (common and or preferred) securities of the Company. The Company has also approached other lenders seeking to secure new sources of capital to either retire existing debt or to provide additional capital to support operations.

In 2017 we entered into two agreements to acquire oil and gas leases and operating equipment, from related parties. The acquisitions included related wells and production facilities, plus two oil and gas service rigs and related equipment from privately held oil and gas companies operating in north-central Texas . The acquisition was terminated in 2018 due to the Company’s inability to raise the necessary cash required under the terms of the agreements.

We are also looking to acquire non-operating revenue interests in oil and gas wells operated by major oil and gas companies and plan to use the cash flows from such properties to augment the operating cash flows from our properties and contract drilling and development activities.

Our current level of negative working capital when coupled with the timing of proceeds from asset sales and debt offerings will likely result in short-term liquidity imbalances until cash flows from operating activities turn consistently positive.

We used cash in operations of $241,547 during the year ended December 31, 2016 compared to $922,367 during the year ended December 31, 2015. The improvement was due primarily to a smaller loss from operations as a result of lower lease operating, production and development expenses, and lower administrative and general expenses due to staff reductions and lower stock based compensation to employees and consultants partially offset by lower oil and gas sales revenues due primarily to lower production volumes.

We generated $145,900 from investing activities during the year ended December 31, 2016 compared to $30,025 generated during the year ended December 31, 2015. In 2016, the cash was generated from the sale of our regional operations office in Albany, Texas and the sale of surplus equipment. In 2015 we generated cash from the sale of oil and gas properties and other property and equipment.

We were provided $72,685 of net cash from financing activities during the year ended December 31, 2016 compared to $801,099 during 2015. Funds provided in 2016 came primarily from the issuance of $91,000 in notes and loans payable, offset by repayments of $13,257 on notes and loans payable and repayments of $5,058 on equipment purchase contracts payable. The funds in 2015 came primarily from the proceeds from the sale of convertible short-term and long-term notes and loans payable in amounts aggregating to $1,084,568 partially offset by the repayment of notes and loans payable totaling $270,167. In addition, the Company paid off equipment purchase contracts payable totaling $13,302.

Going Concern Consideration

As of December 31, 2016, we have incurred an accumulative deficit of $39,817,131, incurred a net loss of $25,862,057 for the year ended December 31, 2016, while using $241,547 in cash in operating activities, generating $145,900 from investing activities and $72,685 was provided by financing activities. This raises substantial doubt about our ability to continue as a going concern.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2016, our auditor included a statement that as a result of our negative cash flows from operations, working capital deficit, and our projected cost of capital improvements of the oil and gas wells there is a substantial doubt as our ability to continue as a going concern.

Management’s plans to continue as a going concern include the filing of financial documents required by government agencies and by public markets where their stock will be traded, raising additional capital through the procuring of debt and the sale of equity securities (including both common and preferred stock) in both public and private transactions. Management plans to utilize the expertise of more experienced consultants to evaluate opportunities which the Company may consider regarding future operations. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above, restructuring its current debt and eventually securing additional sources of financing and attaining consistent profitable operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our audited financial statements at December 31, 2016 do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

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

Oil and Gas Properties

The Company has elected to apply the full cost method of accounting for oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves were capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities plus asset retirement costs. In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties.

Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Under the full cost method of accounting for oil and natural gas, depletion and depreciation is applied to proven reserves as portion of the cost of production.

Calculations included in estimating the future value of oil and gas properties include the anticipated costs of developing any proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of December 31, 2016, and 2015 there were no proved reserves.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit-adjusted risk-free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility.

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

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

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

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock.

Recent Accounting Pronouncements

In January, 2016, the FASB issued ASU 2016-01 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard takes effect in 2018 for public companies. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In April, 2016, the FASB issued ASU 2016-09 to simplify accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The ASU also provides certain accounting policy alternatives to nonpublic entities. The ASU becomes effective in 2017 for public companies and in 2018 for all other entities. Early adoption is permitted. Certain disclosures and detailed transition provisions apply. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as part of its ongoing Simplification Initiative to expand the scope of Topic 718 to include share-based payments issued to nonemployees. This ASU supersedes Subtopic 505-50 by expanding the scope of Topic 718 to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

There were no other new accounting pronouncements issued during the years ended December 31, 2016 and 2015, and through the date of filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cardinal Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cardinal Energy Group, Inc. and subsidiaries (the Company) as of December 31, 2016, the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

Midvale, Utah

June 24, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cardinal Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Cardinal Energy Group, Inc. (the “Company”), as of December 31, 2015 and the related statement of operation, comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Cardinal Energy Group, Inc. as of December 31, 2015, and the results of their operation and their cash flow for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

March 30, 2016

New York, New York

Cardinal Energy Group, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$1,193	$24,155
Accounts receivable - related party	-	180,712
Notes receivable - short term	15,000	-
Investments in marketable securities	18,480	30,800
Total Current Assets	34,673	235,667

PROPERTY AND EQUIPMENT, net	47,275	244,078

OIL AND GAS PROPERTIES (full cost method)
Unproved properties	-	310,226

OTHER ASSETS
Deposits and deferred charges	50,000	56,100

TOTAL ASSETS	$131,948	$846,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$635,701	$908,066
Current portion of long term senior secured convertible promissory notes, net of debt discount of $-0- and $-0-, respectively	5,580,000	4,500,000
Convertible notes, net of unamortized debt discount and debt issuance costs of $6,201 and $148,036, respectively	2,772,434	1,040,951
Loan payable, net of debt discount of $0 and $36,759, respectively	271,707	119,584
Derivative liability	23,716,831	2,355,580
Equipment purchase contracts payable - current portion	51,168	13,721
Total Current Liabilities	33,027,841	8,937,902
LONG-TERM LIABILITIES
Convertible notes, net of unamortized debt discount and debt issuance costs of $-0- and $58,403 respectively	-	82,317
Equipment purchase contracts payable - long term portion	-	42,505
Asset retirement obligation	-	96,063
Total Long-Term Liabilities	-	220,885
TOTAL LIABILITIES	33,027,841	9,158,787

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, 1,000,000 shares authorized at par value of $0.00001; 1,000,000 shares issued and outstanding.	10	10
Common stock, 1,000,000,000 and 100,000,000 shares authorized at par value of $0.00001, respectively; 391,037,557 and 84,374,961 shares issued; 387,937,557 and 81,274,961 shares outstanding, respectively	3,880	813
Additional paid-in capital	11,129,848	9,841,715
Treasury stock	(2,013,380)	(2,013,380)
Accumulated other comprehensive loss	(2,199,120)	(2,186,800)
Accumulated deficit	(39,817,131)	(13,955,074)
TOTAL STOCKHOLDERS’ DEFICIT	(32,895,893)	(8,312,716)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$131,948	$846,071

The accompanying notes are in integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Years Ended
	December 31,
	2016	2015
REVENUES
Oil and gas revenues	$1,416	$47,057
Operating income from escrowed property - related party	-	250,000
Related party income from contract development operations	-	621,508
Total Revenues from Operations	1,416	918,565

COSTS & OPERATING EXPENSES
Operating and production costs	35,767	74,281
Costs of contract development operations	853	331,010
Depreciation	49,760	63,294
Impairment	372,513	2,654,824
General and administrative	856,654	1,568,506
Total Operating Expenses	1,315,547	4,691,915

OPERATING LOSS	(1,314,131)	(3,773,350)

OTHER INCOME (EXPENSES)
Other income	8,138	20,076
Gain (loss) on extinguishment of debt	(987,422)	27,373
Gain (loss) on retirement of assets	51,188	(6,774)
Gain (loss) from equity investment	(1,511)	-
Amortization of debt discount	(207,052)	(1,302,701)
Interest expense, net	(2,033,474)	(4,287,205)
Gain (loss) on change in the fair value of derivative liability	(21,377,793)	709,219
Total Other Expenses	(24,547,926)	(4,840,012)
NET LOSS	$(25,862,057)	$(8,613,362)
OTHER COMPREHENSIVE LOSS
Change in value of investments	(12,320)	(38,500)
NET COMPREHENSIVE LOSS	$(25,874,377)	$(8,651,862)
Loss per share of common stock (basic and diluted)	$(0.25)	$(0.18)
Weighted average shares outstanding	104,139,831	48,059,554

The accompanying notes are in integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Stockholders’ Deficit

									Accumulated
	Preferred Stock -				Additional	Stock			Other
	Series A		Common Stock		Paid-In	Subscription	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Stock	Deficit	Loss	Total

Balance at December 31, 2014	-	$-	34,940,046	$350	$8,058,664	$(3,500)	$(2,013,380)	$(5,341,712)	$(2,148,300)	$(1,447,878)

Common stock issued for services	-	-	248,874	2	92,181	-	-	-	-	92,183

Common stock issued employee bonus	-	-	100,000	1	39,999	-	-	-	-	40,000

Common stock issued for payment of short-term note payable interest and notes payable extension	-	-	530,000	5	119,495	-	-	-	-	119,500

Common stock cancelled	-	-	(33,333)	-	(15,667)	-	-	-	-	(15,667)

Common stock issued to convert convertible notes payable	-	-	45,489,374	455	620,152	-	-	-	-	620,607

Issuance of preferred stock for services	1,000,000	10	-	-	99,990	-	-	-	-	100,000

Unrealized holding loss on available-for-sale-securities	-	-	-	-	-	-	-	-	(38,500)	(38,500)

Extinguishment of derivative liability on conversion of debt	-	-	-	-	826,901	-	-	-	-	826,901

Uncollectible stock subscription receivable charged to expense	-	-	-	-	-	3,500	-	-	-	3,500

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(8,613,362)	-	(8,613,362)

Balance at December 31, 2015	1,000,000	10	81,274,961	813	9,841,715	-	(2,013,380)	(13,955,074)	(2,186,800)	(8,312,716)

Common stock issued to convert note payable	-	-	2,154,596	22	11,343	-	-	-	-	11,365

Unrealized holding loss on available-for-sale-securities	-	-	-	-	-	-	-	-	(12,320)	(12,320)

Common stock issued for services	-	-	50,000,000	500	159,500	-	-	-	-	160,000

Common stock issued for debt	-	-	254,508,000	2,545	1,117,290	-	-	-	-	1,119,835

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(25,862,057)	-	(25,862,057)

Balance December 31, 2016	1,000,000	$10	387,937,557	$3,880	$11,129,848	$-	$(2,013,380)	$(39,817,131)	$(2,199,120)	$(32,895,893)

The accompanying notes are in integral part of these consolidated financial statements.

Cardinal Energy Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(25,862,057)	$(8,613,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	49,760	63,294
Write off of subscription receivable	-	3,500
Accretion/depreciation of ARO liabilility/asset	16,394	14,987
Amortization of debt discount	207,052	1,302,701
Impairment	372,513	2,654,824
Stock based compensation	160,000	216,516
Amortization of prepaid debt issuance costs	26,275	429,826
(Gain) loss on extinguishment of debt	995,855	(27,373)
(Gain) loss from equity investment	1,511	-
(Gain) loss on change in fair value of derivative liability	21,377,793	(709,219)
Non-cash interest expense related to derivative liability	-	2,577,683
Non-cash interest expense, defaults fees and charges included in principal amount of notes	-	578,141
(Gain) loss on sale of property and equipment	1,043	6,774
(Gain) loss on debt conversion	(8,433)	-
(Gain) loss on derecognition of ARO	(52,231)	-
Stock issued for interest expense	-	119,500
Changes in operating assets and liabilities:
Accounts receivable - related party	56,788	44,288
Receivables	(15,000)	10,453
Prepaid expenses	-	(6,157)
Other assets	6,100	17,655
Accounts payable and accrued liabilities	391,615	493,602
Accrued interest	2,033,475	-
Accrued legal settlement	-	(100,000)

Net Cash used in Operating Activities	(241,547)	(922,367)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	146,000	-
Cash paid for equity investment	(100)	-
Purchase of property and equipment	-	(3,511)
Purchase of oil and gas properties	-	(16,464)
Credit refunds against purchases of oil and gas properties	-	50,000

Net Cash Provided by Investing Activities	145,900	30,025

CASH FLOWS FROM FINANCING ACTIVITIES

Repayments of equipment purchase contracts payable	(5,058)	(13,302)
Net proceeds from issuance of convertible notes and loans payable	91,000	1,084,568
Repayment of convertible notes and loan payable	(13,257)	(270,167)

Net Cash Provided by Financing Activities	72,685	801,099

NET DECREASE IN CASH	(22,962)	(91,243)
CASH AT BEGINNING OF YEAR	24,155	115,398

CASH AT END OF YEAR	$1,193	$24,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$13,257	$22,295
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on available-for-sale-securities	$12,320	$(38,500)
Reduction in note payable for reduction in purchase price of oil properties	$-	$340,000
Derivative liability on convertible notes payable and warrants at inception	$-	$3,508,864
ARO estimate on assets purchased (reduction for sale of oil and gas properties)	$-	$(78,152)
Extinguishment of derivative liability	$-	$826,901
Common stock issued for conversion and extinguishment of debt	$143,778	$620,607
Original issue discount on convertible note payable	$-	$118,280
Settlement of equipment purchase payable upon sale of asset	$-	$28,000
Receivable exchanged for investment	$123,924	$-

The accompanying notes are in integral part of these consolidated financial statements

Cardinal Energy Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Following the acquisition of the oil and gas operations on September 28, 2012, the Company engaged in the exploration, development, exploitation and production of oil and natural gas in the states of Ohio, California and Texas. On November 11, 2013, the Company organized a wholly owned subsidiary corporation, CEGX of Texas, LLC (“CEGX of Texas”) to conduct all oil and gas activities. During 2014 management decided to focus oil and gas operations exclusively within the State of Texas and on June 10, 2015 the Company moved its executive offices from Dublin, Ohio to Abilene, Texas. The Company has moved its headquarters to Dallas, Texas.

On April 30, 2015 the Company formed High Performance Energy Fund Corporation, a Delaware corporation (“High Performance”), for the purposes of identifying, developing and financing new prospective oil and gas properties. High Performance is a wholly-owned subsidiary of the Company.” During the years ended December 31, 2016 and 2015 High Performance had no operations. The corporation is currently inactive, and it is unable to be active until delinquent taxes have been filed. High Performance Energy Fuel Corporation has been designated as “Void/delinquent” as of March 7, 2017.

The Company closed Continental Energy, LLC, a Limited Liability Company organized in Ohio, on October 4, 2018. The LLC had no historical operations  and filed no tax returns prior to being closed.

During 2015, the Company closed and liquidated Red Bird Social, LLC. The entity was organized in Florida on August 28, 2013. The LLC never had any operations and was liquidated by the Company on April 8, 2015.

In 2016 the Company was pursuing oil and gas acquisition and development operations primarily focusing on properties in which we held an operating or non-operating leasehold interest. In February 2016, the Company closed its Abilene, Texas office and relocated its executive offices to Upper Arlington, Ohio. In October 2017 new management determined that the Company could not continue to pursue oil and gas operations based upon the financial results realized during the periods ending in 2014 through 2016.

Our previous operations, undertaken during the period including the third quarter of 2014 to the second quarter of 2016, were focused on growth via the development of shallow proven undeveloped reserves in or adjacent to currently producing fields, exploiting untapped “behind the pipe” reserves by recompleting existing well bores in zones overlying currently producing formations and by the selected application of water flood and other secondary recovery techniques to mature but marginally producing fields throughout north-central Texas. The Company differentiated itself in the marketplace by focusing on smaller older oil and gas properties that have been allowed to deplete because of multiple changes in ownership or due to a lack of capital required to maintain production rates. These properties generally feature simple vertical well completions which typically produce from relatively shallow (in most cases from 400 ft. to 2,000 ft. below the surface) reservoirs. Through the October of 2016 we sold our crude oil through the efforts of CEGX of Texas.

Subsequent to the October 2016 the Company initiated a major change in the planned operations. The change included a new management team. The management has focused upon filing current and delinquent reports, required to allow the common stock to trade freely. Additionally, management has refined the business strategy with a plan to move from developing and operating in the energy industry. Management plans to focus on obtaining minerals in place and relying on other organizations to provide development and operating support.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Cardinal Energy Group, Inc. and our wholly owned subsidiaries, CEGX of Texas, Inc. and High Performance Energy Fund Corporation. All intercompany transactions have been eliminated. Undivided interests in oil and gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in entities without a controlling interest are accounted for by the equity method or cost basis. The equity method is used to account for investments in non-controlled entities when Cardinal can exercise significant influence over operating and financial policies. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses and distributions. The cost method is used when we do not have the ability to exert significant influence.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2016, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Allowance for Doubtful Accounts

Historically the Company’s accounts receivable have been recorded using the direct write-off method. Generally accepted accounting principles (GAAP) require that companies use the allowance method when preparing financial statements, therefore we have adopted the allowance method as of December 31, 2016. Under the allowance method, open accounts receivable are analyzed by management to estimate the likelihood that there are uncollectible accounts within the receivable balance. The estimate of what the uncollectible amount would be is shown as a contra account offsetting gross accounts receivable. The changes in accounting policy had no effect on the Company’s financial reporting, as no amounts were written off during the year ended December 31, 2016 and 2015 and the allowance for doubtful accounts was $0 as of December 31, 2016 and 2015.

Oil and Gas Properties

The Company has elected to apply the full cost method of accounting for oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves were capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities plus asset retirement costs. In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties.

Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Under the full cost method of accounting for oil and natural gas, depletion and depreciation is applied to proven reserves as portion of the cost of production.

Calculations included in estimating the future value of oil and gas properties include the anticipated costs of developing any proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment. As of December 31, 2016, and 2015 there were no proved reserves.

Property and Equipment

Property and equipment are valued at cost and depreciated over their estimated useful lives, generally 3 to 5 years, using the straight-line method. Additions are capitalized, and maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses, after any proceeds, are included in the consolidated statement of operations. As of December 31, 2016, the Company had disposed of or completely depreciated all fixed assets, including furniture, equipment, leasehold improvements and building assets except for 2 pickup trucks on hand at December 31, 2016 (see Note 5).

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. The Company recorded impairment losses in the amounts of $372,513 and $2,654,824 during the years ended December 31, 2016 and 2015, respectively

Stock-based Compensation

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing the Company’s net earnings (loss) applicable to common stockholders by the weighted average number of common shares during the period. Diluted EPS assumes the exercise of stock option and warrants and the conversion of convertible debt, provided the effect is not antidilutive. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2016 and 2015.

Asset Retirement Obligation

The Company follows FASB ASC 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and record a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO. The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit-adjusted risk-free interest rate. Different, but equally valid, assumptions and judgments could lead to significantly different results. Future geopolitical, regulatory, technological, contractual, legal and environmental changes could also impact future ARO cost estimates. Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility. See Notes 4 and 11.

Investments – Short-term

The Company’s available-for-sale securities consist of investments in marketable securities. The Company carries its investment at fair value based upon quoted market prices. Unrealized holding gains (losses) on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ equity (deficit), until realized. The Company recorded unrealized gains (losses) of $(12,320) and $(38,500) during the years ended December 31, 2016 and 2015, respectively. Accumulated Other Comprehensive Losses were $2,199,120 and $2,186,800, as of December 31, 2016 and 2015, respectively.

Equity Investments

The Company accounts for its investments in companies subject to significant influence using the equity method of accounting, under which, the Company’s pro-rata share of the net income (loss) of the affiliate is recognized as income (loss) in the Company’s income statement. The Company also records its share of the change in equity of the affiliate in the Company’s income statement and is added to the investment on the balance sheet.  Distributions received from the affiliate are treated as a return of capital and are deducted from the carrying value of the investment.

During the year ended March 31, 2016 the Company obtained a 20% interest in the Bradford Joint Venture in exchange for $100 and obtained an additional 27% interest in the Bradford Joint Venture in exchange for the extinguishment of a $123,924 related party receivable (see Note 4). Under the equity method, the Company recorded their pro-rata share of the Bradford Joint Venture net loss, resulting in a loss from equity investment of $1,511 being recognized in the statement of operations for the year ended December 31, 2016. Additionally, as of December 31, 2016 the Company determined they would not be able to recover the carrying amount of the investment, therefore there was a decrease in value that was other than temporary. This loss in investment value of $122,513 was recorded as impairment expense in the statement of operations for the year ended December 31, 2016.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2016, and 2015, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2016, 2015, 2014, and 2013 tax years may still be subject to federal and state tax examination.

Concentration

During the year ended December 31, 2016 sales to one customer represented 100% of the Company’s net revenues. During the year ended December 31, 2015 sales to two customers represented approximately 92% of the Company’s net revenues. As of December 31, 2016, the Company had no accounts receivable balance and as of December 31, 2015, the Company had one customer representing 100% of the accounts receivable – related party balance.

Revenue and Cost Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability or as an asset only when the imbalance exceeds the estimate of remaining reserves. For the periods ended December 31, 2016 and 2015 there were no such differences.

CEGX of Texas, LLC, the Company’s subsidiary, has agreed with the Bradford JV to provide drilling, infrastructure and work-over services to support the development of oil leases in Texas. The revenue and costs arising from the drilling and other services are matched and recorded as income and expense as each project is completed in accordance with their agreement, effectively recognizing income on the percentage of completion.

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

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

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

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock.

Reclassifications

Certain amounts from prior periods have been reclassified in these financial statements to conform the prior period data to the current year classification and presentation.

During the year ended December 31, 2016 the Company retroactively adopted the provisions of ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this update. As a result of the Company’s adoption of ASU 2015-03, during the year ending December 31, 2016 the following prior period balances were retroactively adjusted:

	As of December 31, 2015
	As Originally Presented	Adjustment	As Adjusted

Prepaid expenses - debt issuance costs, net – current portion	$20,774	$(20,774)	$-
Non-current – prepaid debt issuance costs, net	$5,501	$(5,501)	-
Convertible notes, net – current portion	$(1,061,725)	$20,774	$(1,040,951)
Convertible notes, net	$(87,818)	$5,501	$(82,317)

Recent Accounting Pronouncements

In January, 2016, the FASB issued ASU 2016-01 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard takes effect in 2018 for public companies. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In April, 2016, the FASB issued ASU 2016-09 to simplify accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The ASU also provides certain accounting policy alternatives to nonpublic entities. The ASU becomes effective in 2017 for public companies and in 2018 for all other entities. Early adoption is permitted. Certain disclosures and detailed transition provisions apply. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as part of its ongoing Simplification Initiative to expand the scope of Topic 718 to include share-based payments issued to nonemployees. This ASU supersedes Subtopic 505-50 by expanding the scope of Topic 718 to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

There were no other new accounting pronouncements issued during the years ended December 31, 2016 and 2015, and through the date of filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company has historically utilized revenues from the sale of crude oil and natural gas, contract drilling and operating services, the proceeds from the private sales of common stock and/or convertible debt instruments to fund its operating expenses. Currently, with the decline in the price of oil since 2014, the loss through foreclosure of the Bradford leaseholds and the disposition of fixed real and personal assets management is planning to reduce all unnecessary overhead expenses while the Company attempts to recapitalize. To this end, management is seeking operating capital infusions through the sale of preferred stock. Additionally, management is negotiating with major creditors with the hope of exchanging liabilities for equity and in some cases seeking legal relief from contracts that the Company has alleged are usurious. The success of any of the undertakings is not assured.

Management is engaging legal counsel to advise them on approaches to the convertible obligations.

Currently, the Company’s lack of cash flows from operations, the substantial working capital deficit and the projected cost of capital investments in oil and gas exploration and development raise substantial doubt about its ability to continue as a going concern. The Company has not yet established an adequate ongoing source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had an accumulated deficit of $39,817,131 at December 31, 2016, a net loss of $25,862,057 and net cash used in operating activities of $241,547 for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, substantial additional capital resources.

Management’s plans to continue as a going concern include the filing of financial documents required by government agencies and by public markets where their stock will be traded, raising additional capital through the procuring of debt and the sale of equity securities (including both common and preferred stock) in both public and private transactions. Management plans to utilize the expertise of more experienced consultants to evaluate opportunities which the Company may consider regarding future operations. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above, restructuring its current debt and eventually securing additional sources of financing and attaining consistent profitable operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our audited financial statements at December 31, 2016 do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1:	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical or similar assets or liabilities in markets that are not active;
-	inputs other than quoted prices that are observable for the asset or liability; and
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:	Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of an input, or even a particular input, to the fair value measurement requires judgment and may affect the valuation of fair value assets, liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels as of December 31, 2016 and 2015.

The Company has determined that financial instruments that are of a short-term nature (cash, accounts receivable, accounts payable, notes payable, etc.) have a book value that approximates fair value. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2016 and 2015, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$18,480	$-	$-	$18,480
Total	$18,480	$-	$-	$18,480
Liabilities
Derivative liability	-	-	$23,716,831	$23,716,831
Total	$-	$-	$23,716,831	$23,716,831

Assets and liabilities at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$30,800	$-	$-	$30,800
Total	$30,800	$-	$-	$30,800
Liabilities
Derivative liability	-	-	$2,355,580	$2,355,580
Total	$-	$-	$2,355,580	$2,355,580

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31:

	2016	2015
Balance, beginning of year	$2,355,580	$382,836
Excess of fair value over debt discount	-	2,577,683
Debt discount in connection with conversion option of debentures and detachable warrants	-	931,181
Extinguished derivative liability	(16,542)	(826,901)
Change in fair value of derivative liabilities	21,377,793	(709,219)
Balance, end of year	$23,716,831	$2,355,580

The carrying value of short-term financial instruments including cash, accounts receivable, prepaid expense, loans payable, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 4 - OIL AND GAS PROPERTIES

The Company has held and explored oil and gas leases in Texas. The oil and gas leases were classified as unproved properties at December 31, 2016 and 2015 due to the absence of sustained commercial levels of oil and gas production from the properties.

Dawson-Conway & Powers-Sanders Leases

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in the Dawson-Conway leases located in Shackelford County, Texas, for a purchase price of $400,000. The Company initially issued a promissory note in the amount of $400,000 to finance the purchase, that amount was initially reduced to $340,000 during March of 2014 and subsequently reduced to zero as the result of litigation filed by the Company in 2015 (see Note 7 for additional details). The Company has reflected these actions as adjustments (reductions) to the cost basis of the leases (Oil and gas properties). On March 11, 2014 the Company purchased the remaining 15% working interest in Dawson Conway Leases property for a cash payment of $30,000. On June 30, 2015 the Company announced that it had settled the dispute with Concho Oilfield Services (“Concho”) over services provided by Concho. As a part of the settlement Concho agreed to re-enter the #5B well on the Dawson-Conway 195B lease to repair damage to the wellbore and production string and to return the well to production. In July 2015 Concho did return to the #5B well and commenced jarring and fishing operations in an attempt to repair the well. These operations did not result in success and the well remains shut-in at this time. In June 2015 the Company filed suit in the District Court for Shackelford County against HLA Interests, LLC and SEDCO (a former operator of the Dawson-Conway leases) alleging misrepresentation and fraud concerning title to the leases and non-compliance regarding regulations and permitting requirements of the Texas Railroad Commission (the department tasked with administering and regulating oil and gas development in the State of Texas).

On March 5, 2014, the Company acquired a 100% working interest (80% net revenue interest) in the Powers-Sanders lease located in Shackelford County, Texas for $600,000. The property consists of 385 acres and 5 producing oil wells. The property has been shut-in since August of 2015 due to mechanical downhole issues. In December 2015, the Company assessed the potential development options for the Powers-Sanders lease and decided to suspend operations at the Powers-Sanders leases pending the eventual sale of the property.

In December of 2015 the Company employed the services of Bullet Development, a respected oil and gas development firm headquartered in Abilene, Texas, to assess the value and potential development options for its remaining oil and gas properties in north-central Texas, namely the Company-operated Powers-Sanders and Dawson-Conway leases and our non-operating working interest in the Fortune Prospect. Based on the results of the study and the recommendations from Bullet Development we determined that the best course of action would be to sell our interests in the leases to interested local parties. Accordingly, the Company held discussions with multiple parties interested in acquiring the properties; however, no agreements were reached. The talks stalled and, to relieve the Company of remediation responsibilities, the Powers-Sanders and Dawson-Conway leases were transferred to an operator in good standing with the Railroad Commission of Texas in August 2017 (see Note 14).

Stroebel-Broyles Leases

On March 6, 2014, the Company acquired a 100% working interest in the Stroebel-Broyles leases located in Eastland County, Texas for $75,000. We held a 76.0% net revenue interest in the Broyles lease and a 78.0% net revenue interest in the Stroebel lease. The property consisted of 235 acres and 32 wells. The Company disposed of its working interests in the Stroebel-Broyles leases during the first quarter of 2015. The Company assigned its interests in the leases to two local companies in exchange for the assumption of the plugging and abandonment liability associated with the thirty-two wells located on the properties. The disposition was in keeping with the Company’s decision to focus its drilling and development activities in other areas of north-central Texas.

Bradford Leases

On June 16, 2014, we acquired a 93.75% working interest in the Bradford “A” and Bradford “B” leases (“Bradford Leases”) located in Shackelford County, Texas for $225,000 pursuant to the terms of Purchase & Sale and Farmout agreements. At the time of the acquisition the property consisted of 320 acres with 7 producing wells. Under the terms of the Farmout Agreement our wholly-owned subsidiary, CEGX of Texas, LLC, was obligated to spud the initial “Earning Well” by September 15, 2014. The initial well was part of a “continuous drilling program” which afforded the Company the opportunity to earn additional 2-acre producing units on the Bradford leases by drilling and completing injection and production wells. The property, which heretofore had never been water flooded, had two tank batteries. On September 2, 2014 the Company sold its interests in the Bradford “A” and Bradford “B” leases to the Bradford Joint Venture Partnership (“Bradford JV”) for $325,000. At the time of the sale neither the parent company nor CEGX of Texas, LLC held any ownership in Bradford JV, however, the Company’s wholly-owned subsidiary, CEGX of Texas, LLC, was engaged by Bradford JV as an operator under a Contract Operating Agreement to provide turn-key drilling and production services.

In late December 2014, the Company purchased 20 participation interests (“Equity Units”) in Bradford JV on the same terms as offered to the public and initial investors, valued at $25,000 per Equity Unit, for a total of $500,000.

On June 12, 2015, the Company entered into a Participation Interest Purchase Agreement with Keystone Energy, LLC (“Keystone”). In June 2015, the Company received $250,000 for the Company’s ten (10) Equity Units providing for Keystone’s right to beneficial enjoyment which is not subject to forfeiture by the Company under any circumstances. For financial reporting purposes the Company recognized this amount as a component of related party operating revenues during the year ended December 31, 2015. The Company also transferred ten (10) Equity Units for a 5% equity interest in Keystone.

Throughout 2015 and into the second quarter of 2016 the Company worked with representatives of the purchaser to design and install a pilot water flood program on the Bradford “A” and Bradford “B” leases. Due to delays in receiving funding from Keystone, work was sporadic and finally ground to a halt in the second half of 2016. On June 12, 2016 the Company re-acquired its 20 Equity Units in the Bradford JV for $100 following the expiration of the 365-day “Escrow Period” per the terms of the Participation Interest Purchase Agreement between Bradford JV participation interests and Keystone Energy, LLC and CEGX of Texas, LLC. Additionally, during the third quarter of 2016, the balance of $123,924 in related party receivables (representing un-reimbursed drilling, development and production costs incurred by the Company on behalf of the Bradford JV) was extinguished in exchange for 27 Equity Units in the Bradford JV, representing the remaining un-sold interests of the Bradford JV. (See Note 1).

In February of 2017 the lessor of the Bradford Leases filed a lawsuit to have the leases returned for lack of production greater than 90 days. As a result of a judgment the lessor was able to subdivide the Bradford Leases and thirteen were leased to another operator. The Bradford JV remained responsible for seven Bradford Leases, which were not transferred until they were reassigned to another operator in April 2018 (see Note 14).

Fortune Prospect

On September 2, 2014, we acquired a 43.75% working interest (32.375% net revenue interest) in the Fortune prospect located in Shackelford County, Texas for a cash payment of $80,000. P.I.D. Drilling, Inc. (“PID”) served as the operator for the property. The prospect consists of leasehold interests in five tracts of land aggregating just over 310 acres. During the fourth quarter of 2014 a plugged well on the Fortune Prospect was re-drilled and completed in the Caddo limestone formation. Additionally, two new wells were drilled in the Cooke sandstone formation. The remote location of the lease caused delays in getting electricity to the location, obtaining approval for hook-up to a natural gas pipeline and the delivery and installation of tank batteries and associated production equipment. The lease came on production in January 2015 and production peaked at just under 25 barrels of oil equivalent (“BOE”) per day. Production from the three wells has steadily declined from its peak to approximately 3 BOE per day during the third quarter of 2015.

Following the initial completion of the three producers, the Company asked for a full accounting of the drilling costs and requested a refund for excess charges billed by the operator. In March 2015 the Company received refunds totaling $40,000 from the operator. The refunds were treated as a reduction in our cost basis of the property. In June 2015 the Company filed suit against PID in the District Court for Shackelford County seeking recovery of damages, however, a final judgment was awarded to PID on November 8, 2017 and, on December 19, 2017, the Judge signed an Amended Order of Sale to satisfy the Judgment, which resulted in the Company having to give up its working interest and rights to the Fortune prospect to settle amounts owed (see Note 13 and 14).

Bradford West Lease

On December 31, 2014 the Company acquired a 100% working interest (77% net revenue interest) in the Bradford West lease for a cash payment of $20,000. The prospect comprising 200 acres is located adjacent to and just to the west of the existing Bradford “A” and “B” leases. During the second quarter of 2015, the Company drilled the initial well (Bradford West #1). The results from this well were disappointing and the Company elected not to continue the drilling program. The well was suspended and the lease and well were subsequently transferred to the previous owners during the fourth quarter of 2015.

Impairment

The Company considered the fall in crude oil prices over time and the relatively small production volumes, if any, from the Company’s leases and based on management’s review of the carrying value of oil and gas properties, management determined that there was sufficient evidence that the cost of their acquired oil and gas properties would not be fully recovered as of December 31, 2016 and 2015. Accordingly, the Company determined that an adjustment to the carrying value of these properties was required and recognized an impairment expense of $250,000 and $2,654,824 during the years ended December 31, 2016 and 2015, respectively. The impairment expense equals the difference between the carrying values of the oil and gas properties and their estimated recoverable fair values.

ARO Asset

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes an asset retirement cost (“ARO Asset”) by increasing their oil and gas asset by the same amount as their asset retirement obligation (“ARO”) upon the initial recognition of the ARO. The ARO asset is allocated to expense ratably over its estimated useful life. During the years ended December 31, 2016 and 2015 the Company allocated $11,248 and $3,093 to expense.

The Company regularly evaluates the retirement activities that are required to be performed to reclaim their oil and gas properties. Management concluded, as of December 31, 2016, that no such requirements existed, therefore they reduced their ARO Asset and ARO liability (see Note 11) to zero and recognized a loss of $48,978 in the Gain (Loss) on Retirement of Assets in their Statement of Operations related to the ARO Asset.

Summary

Activity for the Company’s oil and gas assets during the year ending December 31, 2016 can be summarized as follows:

	Unproven Properties	ARO Asset	Total Oil and Gas Properties
Balance December 31, 2015	$250,000	$60,226	$310,226
Depreciation	-	(11,248)	(11,248)
Impairment	(250,000)	-	(250,000)
Loss on derecognition	-	(48,978)	(48,978)
Balance December 31, 2016	$-	$-	$-

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation, as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Office equipment	$-	$63,235
Computer hardware and software	-	26,652
Leasehold improvements	-	25,453
Transportation equipment	90,018	132,622
Building	-	110,699
	90,018	358,661
Less: accumulated depreciation	(42,743)	(114,583)
	$47,275	$244,078

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $49,760 and $63,294, respectively.

During 2016, the Company sold its regional operations facility in Abilene, Texas with a net book value of $123,325 to a third party for a sales price of $130,000. The Company sold various pieces of transportation equipment with a net book value of $5,026 to a third party for a sales price of approximately $16,000. The Company also disposed of additional property and equipment with net book values totaling $18,692. As a result, the Company realized a loss, net of recording, legal and other transaction costs, on the sale of property and equipment of $1,043 in 2016.

During 2015, the Company sold a truck with a net book value worth approximately $35,000 to third parties for a sales price of approximately $28,000 and settled the equipment purchase contract payable of $28,000, realizing a loss on sale of assets of approximately $7,000. The depreciation expense related to the sold truck amounted to approximately $7,000 which is included in the $63,294 above.

NOTE 6 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

	December 31, 2016	December 31, 2015

12% Senior Secured Convertible Promissory Notes Principal, in default, net of $0 debt discount	$4,500,000	$4,500,000
Accrued Interest	1,080,000	540,000
	$5,580,000	$5,040,000

During the fiscal year ended December 31, 2014, the Company issued senior secured convertible promissory notes in an aggregate principal amount of $4,500,000 (the “Senior Secured Convertible Notes”) together with common stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $1.00 per share as part of a private placement offering. The Senior Secured Convertible Notes bear interest at a rate of 12.0% per annum until they matured on December 15, 2015 or were converted. The note was secured by senior secured interest in the assets of the Company’s working interests in the Dawson-Conway Lease, Powers-Sanders Lease, and Stroebel-Broyles Lease and a pledge of a number of shares of restricted Stock (the “Stock Coverage”) whose value based on the bid price of the Stock is twice (or 200%) the amount in outstanding and unpaid principal and interest of the Notes.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature.

In connection with the issuance of the convertible promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 1,800,000 shares of the Company’s common stock for $1.00 per share. The warrants expire on December 31, 2019. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $519,286 to additional paid-in capital and as a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk-free interest rate of 0.69%, a dividend yield of 0% and volatility of 238.45%. The debt discount attributed to the value of the warrants issued was amortized over the notes’ maturity and recorded to amortization of debt discount.

During the year ended December 31, 2016 and 2015 the Company amortized $0 and $295,128, respectively, to current operations as amortization of debt discount under other expenses.

Through the end of December 2014, the Company had prepaid $515,000 in commissions and fees related to the financing. During the years ended December 31, 2016 and 2015, the Company amortized prepaid debt issuance cost of $0 and $294,163, respectively, to interest expense.

The Company failed to make the $270,000 semi-annual interest payments due to the noteholders for 2016 and 2015 and failed to pay off the loan at the December 31, 2015 maturity date, as such the notes are in default. The Company has held several telephone conference calls with the noteholders and has been in continuous contact with Syndicated Capital, the placement agent for the Notes, to discuss plans to either bring the notes to a current status or to restructure the unpaid interest and principal outstanding into common and or preferred equity securities of the Company. To date, the noteholders have elected not to exercise their rights to trigger certain default provisions under the senior secured promissory notes.

The net proceeds from the borrowing were used primarily to acquire selected oil and gas properties in Texas, to fund the Company’s well workover and drilling programs, to purchase and equip a regional office, to purchase various well testing and production equipment, to fund lease operating expenses and to retire short-term debt.

In July 2015 the Company identified embedded derivatives to be reported as a theoretical default of the Senior Secured Convertible Promissory Notes. These embedded derivatives included conversion features. The accounting treatment of derivative financial instruments requires the Company to record the fair value of the derivatives as of the inception date of the Senior Secured Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date (see Note 8).

NOTE 7 – LOAN PAYABLE, EQUIPMENT PURCHASE CONTRACTS PAYABLE, NOTES PAYABLE, AND CONVERTIBLE NOTES PAYABLE

Loan Payable

Loan payable outstanding at December 31, 2016 and 2015 consisted the following:

	December 31, 2016	December 31, 2015
Principal and interest due on loan payable obtained in November 2015 of $172,800, net of debt discount of $0 and $36,759, respectively, payable over 273 days, beginning on November 18, 2015 with daily payments of $633 [1]	$178,727	$119,584
Principal and interest due on loan payable, obtained on August 16, 2016 for $25,000, due on August 16, 2017, with simple interest accrual of 8% [2]	25,751	-
Principal and interest due on loan payable obtained on September 16, 2016 for $50,000; due on September 15, 2017, with simple interest accrual of 8% [3]	51,173
Principal and interest due on loan payable, obtained on December 15, 2016 for $25,000, due in 12 months (August 16, 2017), with simple interest accrual of 8% [4]	16,056	-
Total Loans Payable	$271,707	$119,584

[1] The loan of $172,800 was obtained in connection with a Revenue Based Factoring Agreement executed in November 2015 whereby the Company sells, assigns, and transfers all of the Company’s future receipts, accounts and contract rights and other obligations arising from or relating to payment of monies from customers in the ordinary course of the Company’s business, until such time the loan amount has been paid off by the Company. During the year ended December 31, 2016 the Company recorded $35,642 of interest expense on this note and made payments of $13,257. In March 2016, the Company received a default notice from the lender, Power Up Lending Group, and the lender filed a lawsuit against the Company (see Note 13).

[2] During the year ended December 31, 2016 the Company received proceeds of $25,000 from this unsecured loan, recorded interest of $751, and made no payments on the borrowing.

[3] During the year ended December 31, 2016 the Company received proceeds of $50,000 from this unsecured loan, recorded interest of $1,173, and made no payments on the borrowing.

[4] During the year ended December 31, 2016 the Company received proceeds of $16,000 from this unsecured loan, recorded interest of $56, and made no payments on the borrowing. The Company obtained the remaining proceeds of $9,000 from this unsecured loan in April of 2017.

Equipment Purchase Contracts Payable

Between June 2014 and September 2014, the Company entered into equipment purchase contracts in the aggregate amount of $100,285 in connection with the acquisition of three pieces of transportation equipment. The contracts bear interest ranging approximately from 9% to 10% per annum and are secured by a lien on the transportation equipment. Each of the contracts require 60 equal monthly payments. During the year ended December 31, 2015, the Company sold one piece of transportation equipment and they used the sales proceeds to pay off the remaining balance due of approximately $25,000. During the year ending December 31, 2016 the Company made payments of $5,058 on their contracts payable.

Notes payable — short and long term portion consisted of the following:

	December 31, 2016	December 31, 2015
Total equipment purchase contract payable	$51,168	$56,226
Less: current portion – equipment purchase contract payable, in default	(51,168)	(13,721)
Long term portion – equipment purchase contract payable	$-	$42,505

Notes Payable

Note issued in July 2013:

In July 2013, the Company purchased an 85% working interest and 75% net revenue interest in certain oil and gas leases covering 618 acres of land located in Shackelford County, Texas (the “Dawson-Conway Leases”) for a purchase price of $400,000. The Company issued a promissory note in the amount of $400,000 to finance the purchase (the “HLA Note”). The promissory note interest at 6% per annum, was due two years from issuance and was secured by the Dawson-Conway Leases. During March of 2014, pursuant to property title related issues, the note was reduced to $340,000 but all other terms of the note agreement remained unchanged. The reduction was treated as an adjustment to the purchase price of the properties. On August 5, 2015, a partial default judgement was awarded in favor of the Company relieving the Company of any responsibility for repayment of the HLA Note. Accordingly, the Company removed the HLA Note from the liability section of the balance sheet and treated the outstanding balance of $340,000 as a reduction to the carrying value of the properties as of December 31, 2015.

Note issued on September 11, 2014:

On September 11, 2014, the Company issued a 90-day promissory note to an unrelated entity in the amount of $120,000. The Company received $120,000 in cash. Under the terms of the note, the Company issued 50,000 shares of restricted common stock as a prepayment of interest and agreed to pay an additional $15,000 of interest on maturity of the note. The stock that was issued was valued at $0.70 per share based upon the trading value of the stock when issued, resulting in a credit to common stock of $35,000 which was amortized over the 90 days to maturity of the note. During January 2015, the Company paid the interest by issuing 30,000 shares of common stock valued at $12,000.

Convertible Notes Payable

Convertible notes payable outstanding at December 31, 2016 and 2015 are summarized in the following table:

	December 31, 2016	December 31, 2015
Principal and interest due on $145,000 convertible note, in default, net of debt discount of $0 and $24,031 at December 31, 2016 and 2015, respectively [1]	$967,692	$155,619
Principal and interest due on $340,000 convertible note, in default, net of debt discount of $0 at December 31, 2016 and 2015 [2]	515,867	431,092
Principal and interest due on $110,000 convertible note, in default, net of debt discount of $0 at December 31, 2016 and 2015 [3]	13,171	4,521
Principal and interest due on $100,000 convertible note, in default, net of debt discount of $0 and $1,277 at December 31, 2016 and 2015, respectively [4]	60,000	38,190
Principal and interest due on $55,000 convertible note, net of debt discount of $1,168 and $15,351 at December 31, 2016 and 2015, respectively [5]	53,027	24,861
Principal and interest due on $55,500 convertible note, net of debt discount of $1,240 and $16,279 at December 31, 2016 and 2015, respectively [6]	58,361	36,954
Principal and interest due on $85,000 convertible note, net of debt discount of $3,793 and $21,272 at December 31, 2016 and 2015, respectively [7]	43,483	26,004
Principal and interest due on $60,000 convertible note, in default, net of debt discount of $0 and $1,333 at December 31, 2016 and 2015, respectively [8]	257,760	57,679
Principal and interest due on $110,000 convertible note, in default, net of debt discount of $0 and $12,469 at December 31, 2016 and 2015, respectively [9]	546,447	279,057
Principal and interest due on $121,000 convertible note, in default, net of debt discount of $0 and $48,812 at December 31, 2016 and 2015, respectively [10]	154,567	75,271
Principal and interest due on $57,750 convertible note, in default, net of debt discount of $0 and $39,340 at December 31, 2016 and 2015, respectively [11]	102,059	20,295
Reclassification adjustment for debt issuance costs (see Note 1)	-	(26,275)
Total principal and interest including default interest and penalties	2,772,434	1,123,268
Less: Current portion of convertible notes	(2,772,434)	(1,040,951)
Total long-term portion of convertible notes	$-	$82,317

[1] Convertible Note originally issued during fiscal 2013 and replaced on May 8, 2015:

On May 8, 2015, a convertible debenture offering issued during fiscal 2013 was converted into a 10-month, 12% convertible note payable of $145,000. The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting was not applicable at inception. During the year ended December 31, 2015, the Company repaid by cash $15,000 of these convertible notes payable and issued 69,697 shares of common stock to convert an additional $23,000 of principal.

During the year ended December 31, 2015, noteholders of the remaining balance of these convertible notes payable entered into an assignment agreement and assigned their debts to another noteholder. On May 8, 2015, the Company issued a ten-month 12% convertible promissory note payable of $145,000 to a new unrelated entity. The repayment of the note was due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion obligation allowing it to convert the notes during the pendency of the note , but repayment in cash is not expected. At the option of the note holder, the Company may repay the note by issuing restricted common stock, based upon a valuation formula, which includes a calculation based upon lesser of a) $0.40; or, b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion. Due to the variable conversion price, the embedded conversion feature was accounted for as a derivative as of December 31, 2016. (See Note 8 ).

[2] Convertible Note issued on September 22, 2014:

On September 22, 2014, the Company issued a 6% short term convertible promissory note payable of $340,000 to an unrelated entity. Under the terms of the note, the Company received $250,000. The Company paid $10,000 as a commission related to this credit facility. The repayment of the note was due 180 days after the funds were received. The repayment was subject to the convertible features of the note. The creditor had a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the Company is required to pay principal of $340,000.

At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon a valuation formula, including a calculation based upon 75% of an average of the Company’s common stock, based upon the lowest 3-day closing price during the immediate 20 days prior to the date of the conversion notice. The note was issued with an original issue discount of $90,000 which the Company recorded as prepaid debt issuance cost. The prepaid debt issuance cost has been amortized over the term of the note. In conjunction with the issuance of this convertible promissory note, the Company issued an aggregate of 250,000 Class C detachable warrants exercisable three years from the date of issuance with an initial exercise price of $1.00 per share. The warrants will expire on September 29, 2017.

During the year ended December 31, 2015, the Company extended the repayment date on three occasions and issued common stock to the note holder as consideration for the extension concessions. The Company issued 250,000 shares on May 5, 2015 and an additional 250,000 shares on May 28, 2015. The shares were valued based upon an agreed formula consistent with the conversion terms applied to the embedded derivative. The 500,000 shares of common stock were valued at $107,500 which was charged to interest during the year ended December 31, 2015. The Company completed a third extension, for which it paid $5,000 for legal fees incurred by the note holder. Because the note was in default the Company and the note holder agreed to arbitration in 2016. On February 16, 2016 the Company and the note-holder, following arbitration, agreed to binding award of $432,675 to be paid (with interest) to the note-holder, Tonaquint, Inc. (see Note 13). As of December 31, 2016, the award is unpaid and the Company has accrued interest based upon the interest rate included in the arbitration award of 22%.

[3] Convertible Note issued on December 23, 2014:

On December 23, 2014, the Company issued an 8% short term convertible promissory note payable of $110,000 to an unrelated entity, LG Capital Funding, LLC. Under the terms of the note, the Company received $95,000. The Company paid $5,000 as legal fees related to this credit facility. The repayment of the note was due one year after the funds were received. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, the Company was required to pay principal of $120,000 on or before 180 days from the execution of the agreement. At the option of the note holder, the Company could repay the note by issuing restricted common stock based upon the conversion terms, including a calculation based upon a 40% discount to the lowest closing price during the immediate 20 days prior to the date of the conversion notice. In 2017 the note-holder filed a lawsuit against the Company and was awarded a judgment in December 2018. The full amount of the judgment has been accrued here as of December 31, 2016 (see Note 14).

[4] Convertible Note issued on January 12, 2015:

On January 12, 2015, the Company issued a 10% one-year promissory note payable of $100,000, due January 12, 2016, to an unrelated entity, Iconic Holdings, LLC (“Iconic”). Under the terms of the note, the Company received $90,000 and was charged an original issue discount of $5,000. The Company was also charged $5,000 as legal fees related to this credit facility. The repayment, if not completed within 180 days, may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180-day prepayment period, the repayment would have been 120% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion terms, including a calculation based upon 35% discount to the lowest closing price during the immediate 15 days prior to the date of the conversion notice. In February of 2016, as a result of the note going into default, the note holder filed a complaint against the Company. Following arbitration in December of 2016 the parties entered into a Settlement Agreement wherein the Company agreed to pay Iconic $60,000 (see Note 13). The liability was paid subsequent to December 31, 2016.

[5] Convertible Note issued on January 22, 2015:

On January 22, 2015, the Company issued a two-year, 12%, convertible promissory note payable of $55,000 to an unrelated entity. Under the terms of the note, the Company received $50,000. The repayment of the note is due on or before January 28, 2017, two years after the funds were received. The repayment is subject to the convertible features of the note. The creditor has an option to choose to receive repayment of the stated principal either in cash or, at the creditor’s option, in the Company’s restricted common stock. At the option of the note holder, the Company may convert the repayment of the note by issuing restricted common. The note was issued with an original issue discount of $5,000 and the Company recorded it as prepaid debt issuance cost which is amortized over the term of the note. Conversion price of this convertible note is equal to the lesser of a) $0.50 or b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of this note.

[6] Convertible Note issued on January 28, 2015:

On January 28, 2015, the Company issued a two-year 12% convertible promissory note payable of $55,500, due January 28, 2017 to an unrelated entity. Under the terms of the note, the Company received $50,000 and was charged an original issue discount of $5,500. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 90 days, the repayment will be 120% of the principal and any accrued interest. During the succeeding 90-day prepayment period, the repayment will be 130% of the principal and any accrued interest. If payment is made in common stock of the Company, the conversion price assigned to the common stock is to be the lesser of a) $0.365 or b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the applicable conversion date on which the note holder elects to convert all or part of this note.

[7] Convertible Note issued on March 18, 2015 and August 27, 2015:

On March 18, 2015, the Company issued a two-year 12% convertible promissory note payable of up to $250,000 to an unrelated entity. On March 18, 2015 and August 27, 2015, the Company received funding under the note of $60,000 and $25,000, respectively, for a total of $85,000. The repayment of the notes are both due two years after the funds were received. Under the terms of the note, the Company received $72,500 and the difference between the consideration received and the funded amount was made up of an original issue discount of $8,500 and a charge for legal fees of $4,000. The Company recorded the costs as prepaid debt issuance cost which is amortized over the term of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest .At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon the lesser of a) $0.30 or b) 60% of the lowest closing price during the immediate 25 days prior to the date of the conversion notice.

[8] Convertible Note issued on April 6, 2015:

On April 6, 2015, the Company issued a nine-month 10% convertible promissory note payable of $60,000, due January 6, 2016 to an unrelated entity. Under the terms of the note, the Company received $54,750 and was charged an original issue discount of $5,250. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the date paid, with prepayment terms requiring 125% to 150% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation of a discount based upon 55% of the lowest two closing price during the immediate 25 days prior to the date of the conversion notice.

[9] Convertible Note issued May 21, 2015:

On May 21, 2015, the Company issued a ten-month 12% convertible promissory note payable of $110,000 to an unrelated  entity. Under the terms of the note, the Company received $100,000. The repayment of the note is due on or before March 8, 2016, ten months after the issue date of the note. The repayment is subject to the convertible features of the note. The creditor has a conversion option allowing it to choose to receive repayment of the stated principal with accrued interest. The note is to be repaid either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash the principal repayment is to be $110,000 (including an original issue discount of $10,000) and the interest after the initial 90 days calculated at 12%. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion terms, which includes a calculation based upon lesser of a) $0.40 or b) 70% of the lowest volume weighted average price (“VWAP”) during the immediate 10 days prior to the date of the conversion notice. The original issue discount of $10,000 has been recorded as prepaid debt issuance cost along with legal and commission expenses of $11,350. The prepaid debt issuance costs was amortized over the term of the note. On November 25, 2015, the conversion price was changed to lesser of a) $0.40 or b) 60% of the lowest trading value during the 20 days immediately preceding the conversion.

[10] Convertible Note issued on June 2, 2015:

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

[11] Convertible Note issued on July 17, 2015

On July 17, 2015, the Company issued a twelve-month an 8% convertible note to an unrelated party, LG Capital Funding, LLC, with a face amount of $57,750. The note contains an original issue discount of $5,000 and bears interest on the face amount at the rate of 8% per annum. The loan is due on July 17, 2016 and includes a convertible feature that allows the note holder to be paid in common stock of the Company. Any shares converted by the note holder will be valued at 60% of the lowest trading value during the 20 days immediately preceding the conversion. The note may be prepaid within 90 days of issuance at 110% of the principal amount plus accrued interest, and at 120% of principal plus accrued interest if prepaid after 90 days from the date of issuance but before 180 days of such date. The note may not be prepaid after 180 days. In the event of a default under the note, interest accrues at the rate of 24% per annum. In the event the Company fails to deliver shares of its common stock upon conversion within the time frames provided for in the note, the Company is subject to a $250 penalty per day increasing to $500 per day beginning on the 10th day after the prescribed delivery date. Further, in the event the Company is no longer current in its SEC filings for a period of six months or more, the conversion price shall be the lowest closing bid price during the delinquency period. In 2017 the noteholder filed a lawsuit against the Company and was awarded a judgment in December 2018. The full amount of the judgment has been accrued here as of December 31, 2016 (see Note 14).

Convertible Notes Excluded from Table:

Convertible Note issued January 16, 2015:

On January 16, 2015, the Company issued an 8% short-term promissory note payable of $114,000, due October 13, 2015, with an unrelated entity. Under the terms of the note, the Company received $110,000 and was charged an original issue discount of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the 180-day prepayment period, the repayment will be 130% of the principal and any accrued interest. At the option of the note holder, the Company may repay the note by issuing restricted common stock based upon the conversion term, which includes a calculation based upon a 35% discount of the average of the lowest three trading price during the 10 days prior to the date of the conversion notice. During the year ended December 31, 2015, this note was fully converted into shares of the Company’s common stock, resulting in a $-0- balance as of December 31, 2015.

Convertible Note issued on May 1, 2015:

On May 1, 2015, the Company issued a nine-month 8% convertible promissory note payable of $59,000, due February 6, 2016 with an unrelated entity. Under the terms of the note, the Company received $55,000 and was charged prepaid  loan costs of $4,000. The repayment, if not completed within 180 days may, at the option of the note holder, be repaid in common stock of the Company. After 180 days, the creditor will have a conversion option allowing it to choose to receive repayment of the stated principal and interest either in cash or, at the creditor’s option, in the Company’s restricted common stock. If paid in cash, during the initial 180 days, the repayment will be calculated based upon the period paid, with prepayment terms requiring 115% to 130% of the principal and any accrued interest. If the creditor elects to convert the note to common stock, the conversion feature allows for a valuation of the stock based upon a 35% discount to the average of the lowest three trading prices during the 10 days preceding the conversion date. During the year ended December 31, 2015, this note was partially converted into shares of the Company’s common stock and the remainder of the balance was paid in cash, resulting in a $-0- balance as of December 31, 2015.

Common stock issued to convert convertible notes payable

During the year ended December 31, 2016, the Company issued an aggregate of 2,154,596 shares of common stock to various noteholders upon the conversion of a total of principal and interest of $6,924. (See Note 9)

During the year ended December 31, 2015, the Company issued an aggregate of 45,489,374 shares of common stock to various noteholders upon the conversion of a total of principal and interest of $620,607. (See Note 9)

Debt Discounts

In connection with the convertible promissory notes issued in fiscal 2015, the convertible notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore, the portion of proceeds allocated to the convertible notes of $931,181 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the year ended December 31, 2016 and 2015 the Company recognized $207,052 and $1,007,573, respectively of amortization of debt discount. For the year ended December 31, 2016 and 2015, the Company recognized $26,275 and $135,663 of amortization of prepaid debt issuance cost, respectively, which was recorded in interest expense.

NOTE 8 – DERIVATIVE LIABILITIES

The Company evaluated whether the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the convertible notes issued in fiscal 2016 and earlier (see Note 7) include a variable conversion price based on the closing bid prices of the Company’s common stock which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the Company determined that the terms of the warrants granted on September 22, 2014 in connection with the issuance of a convertible note and warrants granted on February 25, 2015 to the note holder of the Senior Secured convertible note (see Note 6) include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities.

The notes issued in fiscal 2015 were discounted in an aggregate amount of $931,181 based on the valuations and the Company recognized an additional derivative expense included in interest expense of $2,577,683 upon initial recording of the derivative liabilities. The total debt discount of $931,181 from the valuation of the derivatives are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The gain (loss) resulting from the decrease in fair value of these convertible instruments was $(21,377,793) and $709,219 for the year ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016 and 2015, the Company reclassified $16,542 and $826,901, respectively, to paid-in capital due to the conversion of convertible notes into common stock. At December 31, 2016, the Company had recorded warrant derivative liability of $6,577 and note derivative liability of $23,710,254. At December 31, 2015, the Company had recorded warrant derivative liability of $1,722 and note derivative liability of $2,353,858.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the derivative liabilities as of December 31:

	2016	2015
Stock price	$0.003	$0.003
Strike price	$0.003	$0.001 to 0.50
Remaining contractual term	0.08 to 3 years	0.25 to 4 years
Volatility	254% to 426%	292%
Risk-free rate	0.44% to 1.47%	0.05% to 1.76%
Dividend yield	0.0%	0.0%

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31:

	2016	2015
Balance, beginning of year	$2,355,580	$382,836
Excess of fair value over debt discount	-	2,577,683
Debt discount in connection with conversion option of debentures and detachable warrants	-	931,181
Extinguished derivative liability	(16,542)	(826,901)
Change in fair value of derivative liabilities	21,377,793	(709,219)
Balance, end of year	$23,716,831	$2,355,580

NOTE 9 – STOCKHOLDERS- DEFECIT

Common Stock

As of December 31, 2016, the Company had 1,000,000,000 shares of common stock authorized

During the year ended December 31, 2016, the Company:

Issued 2,154,596 shares of common stock valued at $11,365 for the conversion of convertible notes payable and accrued interest of $6,924 (see Note 7), reducing debt discount by $3,668, reducing derivative liability by $16,542, and recording a gain on conversion of $8,433. The fair value of the shares of common stock were based on the quoted trading price on the date of conversion.

Issued an aggregate of 254,508,000 shares of common stock valued at $1,119,835 to extinguish $123,980 of the Company’s payables, resulting in a loss on debt extinguishment of $995,855. The fair value of the shares of common stock were based on the quoted trading price on the date the payables were extinguished.

Issued an aggregate of 50,000,000 shares of common stock, valued at $160,000 as payment for services. The fair value of the shares of common stock was based on the quoted trading price on the date the shares were issued.

As of December 31, 2016, the Company had 387,937,557 shares of common stock outstanding.

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

Issued an aggregate of 45,489,374 shares of common stock, valued at $620,607 for the conversion of various convertible notes payable and accrued interest pursuant to the conversion terms of the respective convertible notes. The Company reclassified $826,901 of derivative liabilities in connection with the extinguishment of derivative liabilities upon conversion of the convertible notes payable into common stock (see Note 7).

As of December 31, 2015, the Company had 81,274,961 shares of common stock outstanding.

Preferred Stock

Effective November 24, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation in which the Company authorized the creation of 1,000,000 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder thereof to 110 votes per share and otherwise has the same rights and privileges as the Company’s common stock. The holders of shares of Series A preferred stock are not entitled to dividends or distributions. The holders of the Series A preferred stock do not have any conversion rights and the shares are non-transferrable.

On November 24, 2015, the Company issued to the Company’s CEO, Timothy Crawford, 1,000,000 shares of the Company’s restricted Series A preferred stock, valued at approximately $100,000. In connection with the issuance of these Series A preferred shares, the Company recorded stock-based compensation of $100,000 for the year ended December 31, 2015.

The issuance to Mr. Crawford of the 1,000,000 shares of the Series A Preferred Stock resulted in Mr. Crawford acquiring approximately 65% of the voting securities of the Company on the date of grant.

As of December 31, 2016, the Company had 1,000,000 shares of Series A preferred stock outstanding.

On March 7, 2017 the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations for the Preferred Series A stock and the Company designated new classes of Preferred Stock, including Series B, Series C and Series D (see Note 14).

Common Stock Warrants

On September 22, 2014, the Company issued 250,000 Class C warrants in connection with a short-term credit facility. Each of the 250,000 warrants is exercisable into one share of the Company’s common stock at $1.00 per share. The warrants were immediately exercisable. The warrants will expire if not converted into stock by September 29, 2017. After September 29, 2015, the shares are callable by the Company.

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

Changes in stock purchase warrants during the periods ended December 31, 2016 and 2015 are as follows:

		Weighted Average	Aggregate	Weighted Average
	Number of	Exercise	Intrinsic	Remaining
	Warrants	Price	Value	Life
Outstanding, December 31, 2014	2,050,000	$1.00	$-	4.75 years
Issued	450,000	$1.00		-
Exercised	-	$-		-
Cancelled	-	$-		-
Outstanding, December 31, 2015	2,500,000	$1.00	$-	3.60 years
Issued	-	$-		-
Exercised	-	$-		-
Cancelled	-	$-		-
Outstanding, December 31, 2016	2,500,000	$1.00	$-	2.60 years

Exercisable, December 31, 2015	2,500,000	$1.00	$-	3.60 years
Exercisable, December 31, 2016	2,500,000	$1.00	$-	2.60 years

NOTE 10 - RELATED PARTY TRANSACTIONS

Parties are related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Management

On occasion, members of Company management will advance funds or make payments on behalf of the Company, to be reimbursed as funds become available. During the year ended December 31, 2016 the Company’s CEO at the time, Timothy Crawford, whom resigned in July 2017, advanced funds to the Company of $4,400 and the Company made repayments on those advances of $3,400. As of December 31, 2016, the Company owed Mr. Crawford $1,000 for unreimbursed advances. During the year ended December 31, 2016 the Company recorded $300,000 of salary expense for Mr. Crawford, paid him $119,800 for accrued salary amounts, and owed him $305,200 for accrued payroll as of December 31, 2016. Both unreimbursed expenses and the accrued payroll are included in the Accounts Payable and Accrued Expenses in the Company’s financial statements as of December 31, 2016.

Bradford Joint Venture

On June 1, 2014, the Company, through its wholly owned subsidiary, CEGX of Texas, LLC entered into a Contract Operating Agreement with Bradford JV (see Note 13).

Effective December 2014 the Company obtained 20 participation interests (out of 100 total interests) in the Bradford JV and in June 2015 the Company sold its 20 participation interests to Keystone Energy, LLC in exchange for $250,000 and a 5% equity interest in Keystone. In June 2016 the Company paid $100, returned the 5% interest in Keystone and reacquired the 20 participation interests from Keystone Energy, LLC. In the third quarter of 2016 the Company exchanged a $123,924 receivable balance for the final 27 unsold Bradford JV participation interests. As such, as of December 31, 2014, 2015, and 2016, the Company held 20, 0, and 47 participation interest of the total 100 participation interests in the Bradford JV. (See Note 4)

The Company has determined that the Contract Operating Agreement and the Company’s participation in the joint venture created a related party relationship. Accordingly, during the year ended December 31, 2016 and 2015 the Company reported related party revenue from contract development operations of $0 and $621,508, respectively, and reported related party operating income from escrowed property of $0 and $250,000, respectively. Accounts receivable – related party from the Bradford JV was $0 and $180,712 at December 31, 2016, and 2015, respectively.

NOTE 11 - ASSET RETIREMENT OBLIGATION

The following table sets forth the principal sources of change of the asset retirement obligation (“ARO”) for the years ended December 31, 2016 and 2015:

	2016	2015

Asset retirement obligations, beginning of period	$96,063	$162,321
Revisions in estimated liabilities	-	(81,245)
Asset retirement obligations assumed	-	-
Accretion expense	5,146	14,987
Gain on derecognition	(101,209)	-
Asset retirement obligations, end of period	$-	$96,063

The Company regularly evaluates the retirement activities that are required to be performed to reclaim their oil and gas properties. Management concluded, as of December 31, 2016, that no such requirements existed due to the Company subsequently transferring all of their oil and gas properties to other operating companies in exchange for relief from any remediation obligations (see Note 14). As such, they reduced their ARO liability and ARO Asset (see Note 4) to zero and recorded a gain on derecognition of $101,209 in the Gain (Loss) on Retirement of Assets in their Statement of Operations related to the ARO liability.

NOTE 12 - INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2016 and 2015, respectively, since the Company has accumulated taxable losses from operations. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 40 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”). At December 31, 2016, the Company has available approximately $11,455,000 of NOL’s which expire in various years beginning in 2028 and carrying forward through 2036.

The tax effects of significant items comprising the Company’s net deferred taxes as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred tax assets:
NOL Carryover	$4,582,000	$2,237,676
Related party accrual	122,100	-

Valuation allowance	(4,704,100)	(2,237,676)
Net deferred tax asset	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 40 percent to net loss before provision for income taxes for the following reasons:

December 31,
2016

Book loss	$(10,344,800)
Related party accrual	72,100
Amortization of debt discount	82,800
(Gain) loss on fair value of derivative liability	8,551,100
(Gain) loss on debt extinguishment	395,000
Non-cash interest expense for derivative obligation liabilities	-
Non-cash interest expense included in principal amount of notes	-
Stock issued for compensation and interest expense	-
Accretion expense	-
Valuation allowance	1,243,800
$-

The Company files federal and Ohio income tax returns subject to statutes of limitations. The years ended December 31, 2016, 2015, 2014, and 2013 are subject to examination by federal and state tax authorities. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2016, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $563,100.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Contract Operating Agreement

On June 1, 2014, the Company, through its wholly owned subsidiary, CEGX of Texas, LLC entered into a Contract Operating Agreement with Bradford JV. Under the terms of this agreement, the Company agreed to perform routine and major operations, marketing services, accounting services, reporting services and other administrative services on behalf of Bradford JV as necessary to operate Bradford JV’s oil and gas lease operations on the Bradford oil and gas leases located in Shackelford County, Texas. Bradford JV agreed to pay the Company an administrative and pumping fee of $500 per well per month, 93.7% of the actual cost of electricity, taxes and ongoing maintenance and repairs to operate Bradford JV’s assets. The agreement is for a term of three years and automatically renews for one-year periods until one of the parties notifies the other party not later than 60 days prior to commencement of a renewal term of its desire to not renew the agreement. (See Note 7).

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

Concurrent with the Participation Interest Purchase Agreement, Keystone Energy entered into an Operating Agreement with the Company’s wholly owned subsidiary, CEGX of Texas, LLC authorizing CEGX of Texas to conduct the drilling operations and related activities necessary to develop the properties.

Throughout 2015 and into the second quarter of 2016 the Company worked with representatives of the purchaser to design and install a pilot water flood program on the Bradford “A” and Bradford “B” leases. Due to delays in receiving funding from Keystone, work was sporadic and finally ground to a halt in the second half of 2016, effectively terminating the Purchase Agreement. On June 12, 2016 the Company re-acquired its 20 Equity Units in the Bradford JV for $100 following the expiration of the 365-day “Escrow Period” per the terms of the Participation Interest Purchase Agreement between Bradford JV participation interests and Keystone Energy, LLC and CEGX of Texas, LLC. Additionally, during the third quarter of 2016, the balance of $123,924 in related party receivables (representing un-reimbursed drilling, development and production costs incurred by the Company on behalf of the Bradford JV) was extinguished in exchange for 27 Equity Units in the Bradford JV, representing the remaining un-sold interests of the Bradford JV. (See Note 1)

Litigation

Power Up Lending Group, Ltd. v. Cardinal Energy Group, Inc. (Civil Action No.: 16-cv-1545-DRH, United States District Court Eastern, District Of New York).

On March 30, 2016 Power Up Lending Group, Ltd. Filed a lawsuit against the Company claiming damages totaling in excess of $152,000 exclusive of attorney’s fees, pre-judgment interest and costs. On June 4, 2018 the Company filed Defendants Memorandum of Law in Opposition to Plaintiff’s Motion Seeking Summary Judgement. On April 3, 2019 the Court opined the Plaintiff’s motion for summary judgment pursuant to Rule 56 against the Company was granted as to the breach of contract claim regarding the outstanding debt of $152,211. As of December 31, 2016, the Company has recorded an outstanding loan payable to Power Up in the amount of $178,727. (See Note 7).

John Robinson v. CEGX of Texas LLC, Cardinal Energy Group, Inc. Et al (Case No. 16 CV 008923 Franklin County Common Pleas Court)

John Robinson, a participant in the Bradford Joint Venture, filed litigation in Franklin County, Columbus, Ohio against CEGX of Texas and seven others on September 20, 2016, claiming he was fraudulently induced to enter into a transaction, amongst other claims. The Company filed an answer on October 24, 2016, asserting a right to arbitration as a defense, and moved for stay of proceedings on November 29, 2016. The court granted a motion and the case was stayed for arbitration on January 26, 2017. The Franklin County Clerk of Courts records show the case remains closed.

Borets USA, Inc. f/k/a Borets-Weatherford US, Inc. v. Cardinal Energy Group, Inc. (Case No. 2015-028, 259th Judicial District Shackelford County, Texas).

On March 2, 2015 Borets filed a lawsuit against the Company claiming damages totaling $90,615 in damages for unpaid invoices for services rendered to the Company. On March 18, 2015, the Company filed an Original Answer and Counterclaim against Borets. The original answer set forth a general denial, certain specific denials, a verified denial denying the account amount and affirmative defenses of failure of consideration and offset. The counterclaim contains a cause of action for breach of contract and seeks $150,000 in damages. On February 12, 2016 Borets filed a Motion for Summary Judgment seeking to dispose of the counterclaim on behalf of the Company. No hearing has been set on the motion, therefore, while the Company planned to prepare a response when the hearing date was obtained, because no further action was taken no response was prepared. As of the date of this report the Company has not been in contact with Borets. Should the Company be contacted regarding this issue they plan to work diligently to resolve the issue.

CEGX of Texas, LLC v. Scott Miller, Miller Energy Services, Inc. and US Fuels, Inc. (Case No. CV1543707 91st Judicial Court Eastland County, Texas).

On May 22, 2015 the Company filed a lawsuit alleging cause of action against the above-named defendants for breach of contract, breach of fiduciary duty and fraud. This lawsuit concerns the sale of the Company’s property (the Stroebel-Broyles leases in Eastland County, Texas) by Mr. Miller. Mr. Miller indicated that no one would pay anything for the property, and we agreed to assign the property for no cash consideration. We subsequently determined that Mr. Miller sold the property for $30,000 and pocketed all of the funds from the sale. Answers have been filed by each of the defendants. The Company is considering filing a motion for summary judgment.

CEGX of Texas, LLC v. P.I.D. Drilling, Inc. (Case No. 2015-062 259th Judicial District Shackelford County, Texas).

On June 10, 2015 the Company filed a lawsuit against P.I.D. Drilling, Inc. The lawsuit contains causes of action for breach of contract and also requests an accounting. The lawsuit was claiming damages for overcharges by PID and also asking that PID be removed as operator after a vote by the non-operating working interest owners. A Final Judgment was awarded to PID on November 8, 2017 and, on December 19, 2017, the Judge signed an Amended Order of Sale to satisfy the Judgment, which resulted in the Company having to give up its working interest and rights to specific properties to settle amounts owed. The value of the working interests and rights sold were in excess of the judgment amount therefore no cash payments had to be made by the Company. Further, such working interests and rights were had no value assigned to them in the Company’s financial statements, therefore the judgment and order had no financial reporting impact.

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

Finally, Defendant Terlingua entered into a Master Land Services Contract with the Company in or about June 2013, whereby Terlingua agree to provide due diligence services to the Company in furtherance of the Company entering into the Agreement with Defendants HLA Interests, SEDCO, and ERCO. Pursuant to the Master Land Services Contract, Terlingua agreed to investigate titles and the oil and gas records to determine the actual legal status of the ownership interests in the 5 Leases and advise the Company of same. Terlingua breached its obligations under the Master Land Services Agreement by failing to perform its due diligence investigation of the titles and working interests in the 5 Leases in a good and workmanlike manner and failing to discover that at least 3 of the 5 Leases had expired and that the Company would only be purchasing 2 active Leases.

As a result of all of this, the Company filed a lawsuit asserting claims for breach of contract against Defendants HLA, SEDCO, ERCO, and Cies/Terlingua; Money had and Received against Defendants HLA, SEDCO, and Cies/Terlingua; Fraud and Fraud by Non-Disclosure against Defendants HLA, Allen, SEDCO, ERCO, and Elks; and Deceptive Trade Practices against Defendants HLA, SEDCO, and ERCO.

As of August 5, 2015, The Company obtained service on Elks, Cies, Erco and SEDCO with all having filed answers. A hearing and/or trial will be required to obtain damages against SEDCO and Erco.

On August 5, 2015 the Company was awarded a Partial Default Judgement against HLA Interests, LLC on our causes of action for breach of contract, money had and received, fraud, fraud by non-disclosure and deceptive trade practices.

The Company plans to also obtain a damages judgment against Phillip Allen individually and as HLA Interests, LLC.

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

Edward A. Mitchell v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 15CV-04-3538, Franklin County Common Pleas Court)

Mr. Mitchell filed suit on April 27, 2015, claiming to be owed 200,000 shares of stock that he earned during his brief tenure as Controller of the Company, as well as additional compensation to which he claimed he was entitled. The Company denied the claims and filed a counterclaim to recover damages caused by Mitchell during his tenure for failure to perform his duties and to recover unauthorized reimbursements he improperly issued. Trial was originally scheduled for April 24, 2016. The parties held settlement discussions in this matter but did not reach a satisfactory agreement. The Company recorded $5,500 in accrued expenses during the fourth quarter of 2015 which represented the amount most likely the Company would pay to settle this lawsuit. The original trial date of April 26, 2016 was officially continued, and a new date was set for late June 2017. Counsel for the Company scheduled depositions of Mr. Mitchell and Cardinal personnel in July and August of 2016. In June 2017 the parties agreed in principle to enter into a settlement agreement under which the Company would pay Mr. Mitchell and his attorney $20,000 to settle all outstanding claims. The Final Settlement Agreement and Release were executed by both parties and filed with the Court in July 2017. As of December 31, 2016 the Company had recorded the $20,000 obligation in accounts payable and accrued expenses on the balance sheet, which was paid in full during 2017.

Terrance J. Dunne v. Cardinal Energy Group, Inc. (Case No. 14-02-04417-2, Spokane County Superior Court of Washington)

On November 10, 2014, Mr. Dunne filed a suit in Spokane County Superior Court of Washington and alleged the Company owed him $6,000 for services rendered plus an additional $27,480 for the difference in value of stock that was given to him as compensation. The Company filed an Answer and a Motion to dismiss based on lack of jurisdiction and subsequently the hearing was cancelled. Thereafter plaintiff’s counsel did nothing to move this matter forward and a month before the original trial date indicated that if the Company agreed to a continuance plaintiff would agree to arbitrate. A continuance was entered and a new trial date established for March 27, 2017. Plaintiff’s counsel did not move the matter to arbitration and, yet again, did nothing to forward Mr. Dunne’s case and in the process missed several key dates in the Court’s scheduling order.

On January 26, 2017 the Company moved for an order to show cause as to why plaintiff’s case should not be dismissed. On February 17, 2017 the Court granted the Company’s motion and issued an order to show cause. The Court also ordered plaintiff and his counsel to pay Cardinal for the costs associated with the show cause motion. On March 10, 2017 the Court heard countervailing arguments regarding dismissal. The Court determined that dismissal was too harsh, ordered the parties to arbitrate and awarded monetary sanctions against plaintiff and his counsel in the Company’s favor. On May 17, 2017 the Court dismissed the case with prejudice and ordered the plaintiff to pay the Company an additional $5,000 in attorney’s fees and costs no later than June 1, 2017 plus $1,780 in additional attorney’s fees if the Company was not paid by June 1, 2017. As of the date of this filing the amount remains unpaid, however, no receivable has been recorded by the Company due to the uncertainty of collecting the amount. Because the Company has no record of any payments they are researching this ruling for possible other income and are considering starting collection efforts.

Iconic Holdings, LLC v. Cardinal Energy Group, Inc. (Case No. 37-2016-00006021-CU-BC-CTL San Diego County Superior Court)

On February 23, 2016 Iconic Holdings, LLC filed a complaint in San Diego County Superior Court alleging that the Company was in default on a convertible promissory note. The matter was stayed in May of 2016 pursuant to an arbitration provision in the operative Note Purchase Agreement. Following arbitration in December of 2016 the parties entered into a Settlement Agreement wherein the Company agreed to pay Iconic $60,000. As of December 31, 2016, the $60,000 liability was recorded as a convertible note on the balance sheet (see Note 7) and subsequent to December 31, 2016 the liability was paid in conjunction with a debt arrangement with Rockwell Capital (see Note 14). On April 17, 2017 a request for dismissal was filed with the Court by the Plaintiff’s attorneys and subsequently granted by the Court.

Tonaquint Arbitration

On September 11, 2015 Tonaquint, Inc. (“Tonaquint”) filed for arbitration under a Securities Purchase Agreement and Convertible Promissory Note, claiming that the Company was in default for failing to deliver all earned shares, failing to satisfy the remaining balance of the note and failing to maintain adequate stock reserves. The Company answered, denying the claims and asserting that the Company had satisfied its obligations with respect to the Tonaquint Note. Arbitration was scheduled for February 2016 in Salt Lake City, Utah.

After conducting discovery, the parties agreed to settle the issues outstanding prior to the scheduled arbitration hearing. On February 4, 2016 the Company agreed to judgment in the amount of $432,674 plus interest at 22% per year and agreed to the entry of summary judgment in Tonaquint’s favor as requested in Tonaquint’s motion. Tonaquint agreed to accept payment from the Company in the amount of $250,000 as full and complete satisfaction of the arbitration award but only so long as the Company paid the settlement amount on or before the settlement payment due date of March 12, 2016. The Company failed to make the required scheduled payment and on March 24, 2016 the Third Judicial District Court of Salt Lake County, Utah issued judgment in favor of Tonaquint, Inc. in the aforementioned $432,674 amount. During the year ended December 31, 2016 the Company accrued interest at 22%, recording interest expense of $84,775, resulting in a total liability of $515,867 as of December 31, 2016 (see Note 7). On February 15, 2017 the parties entered into a Settlement Agreement to extinguish the outstanding liability on that date of $528,673 in exchange for shares of common stock of the Company. As of the date of this report no shares have been issued and the Company continues to accrue default interest on the liability.

General Disclosure

Litigation is inherently unpredictable. The outcome of lawsuits is subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

The Company has potential contingent liabilities arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which, when they can be reasonably estimated, are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. The Company has attempted to estimate the potential damages which may arise from these matters and to the extent they could be estimated they are included in our financial statements.

NOTE 14 - SUBSEQUENT EVENTS

Legal Matters

LG Capital Funding, LLC. v. Cardinal Energy Group, Inc. (Case 1:17-cv-09181-AKH, United States District Court Southern District Of New York)

On November 22, 2017 LG Capital Funding, LLC (“LG”) filed a lawsuit against the Company claiming the Company had defaulted under two convertible notes payable agreements, requesting the Company pay amounts in excess of $600,000. On September 14, 2018 the Company filed a Declaration of the CEO, in Opposition. On December 10, 2019 the Court granted LG’s motion for summary judgment in the amount of $115,230.

On January 3, 2019 the Company filed a Notice of Appeal with the Court for the Southern District of New York. The Company requested the lower Court of Appeals to forward a question of law to the upper court of appeals. On January 31, 2019 the Company filed a Motion to Certify Questions of unsettled usury law. That motion was opposed by LG on February 11, 2019. To date, the Court has not issued any order with regards to the remaining claims or with regard to the Motion to Certify.

Guy McCain. v. CEGX of Texas, LLC, Stephen Hannan and Bradford Joint Venture Partnership (Case No. 2017-015, District Court of Shackelford County Texas) and Bluff Creek Petroleum, LLC v. EOI Eagle Operating Inc. and CEGX of Texas, LLC (Case No. 2017-018, District Court of Shackelford County, Texas)

In February of 2017 Guy McCain, the owner and lessor of the Bradford “A” and Bradford “B” leases, located in Shackelford County, Texas, filed a petition against CEGX of Texas, LLC, Stephen Hannan and Bradford Joint Venture Partnership for lack of production requesting that the defendants would have no future interest in the leases. A judgment was filed on June 15, 2017 confirming the expiration and termination of the lease and awarding the plaintiff $10,000 plus post judgment interest at a rate of 5% per annum and all costs of court.

In March of 2017 Bluff Creek Petroleum, LLC, a contractor engaged by CEGX of Texas, LLC, to work on the Bradford “A” and Bradford “B” leases, filed a petition against CEGX for amounts not paid. In August of 2017 a Default Judgment was awarded to the plaintiff in the amount of $43,637.

In conjunction with the above, in August of 2017, a Request to Subdivide the Bradford A & B leases were submitted to the Railroad Commission of Texas and was approved on February 13, 2018. This left Bradford Joint Venture with 7 wells on the Bradford A & B leases combined. The Bradford Joint Venture was not able to raise additional capital to place these wells into production. To eliminate the plugging liabilities, these wells were transferred to another operator in good standing with the Railroad Commission of Texas in April of 2018. As of the date of this filing no judgment amounts have been paid by the Company.

Ally Bank v. Cardinal Energy Group, Inc. and Timothy W. Crawford (Case No. 17CV-02-001370, Franklin County, Ohio Court of Common Pleas)

On November 29, 2017 Ally Bank filed a case against the Company to enforce a Retail Installment Sale Contract regarding the lease of a truck. The bank received possession of the truck and Ally Bank received a judgment for the deficiency resulting from the sale of the vehicle in the amount of $11,531. To date, the judgment amount has not been paid by the Company.

SEC Complaint (No. 2:19-CV-1022)

On March 19, 2019, United States Securities and Exchange Commission (“SEC”) filed a complaint against Timothy Crawford, former CEO, and Cardinal Energy Group, Inc. The SEC alleged that the Company and Crawford filed two inaccurate quarterly reports, made false and misleading representations about the Company’s ownership interest in certain leases and the future revenue the Company expected to receive from the leases, failed to disclose known  litigation, concealed business setbacks while raising money from investors, misreported Crawford’s stock ownership and failed to make the required disclosures that he sold millions of shares of the Company’s common stock. In related proceedings the SEC also instituted administrative proceedings against the Company based on the Company’s failure to file its latest six quarterly reports and latest two annual reports. The SEC has requested the Company file a response to their allegations and the SEC will conduct a prehearing event within 14 days of Service of the answer.

Additional Legal Settlements

During 2017 the Company was able to settle and resolve the legal issues relating to Edward Mitchell, Terrance Dunne, Iconic Holdings, LLC, and Tonaquint, Inc. (see Note 13).

Debt Arrangements

On January 24, 2017, the Company entered into a Second Settlement Agreement and Stipulation (“Second Settlement Agreement”) with Rockwell Capital Partners (“Rockwell”). Under the Second Settlement Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of $158,419. The Company issued shares of the Company’s common stock in one or more tranches subject to adjustment and ownership limitations as defined in the Second Settlement Agreement, sufficient to satisfy the claim amount at a 50% discount of the lowest trading price during the 45 consecutive days starting on the day of the share request. Between January 2017 and February 2017, in connection with the Second Settlement Agreement, the Company issued an aggregate of 326,838,920 shares of the Company’s common stock to Rockwell for the payment of the $158,419 claim amount.

On February 21, 2017, the Company entered into a Third Settlement Agreement and Stipulation (“Third Settlement Agreement”) with Rockwell. Under the Third Settlement Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of $125,938. The Company issued shares of the Company’s common stock in one or more tranches subject to adjustment and ownership limitations as defined in the Third Settlement Agreement, sufficient to satisfy the claim amount at a 50% discount of the lowest trading price during the 60 consecutive days starting on the day of the share request. Between February 2017 and March 2017, in connection with the Third Settlement Agreement, the Company issued an aggregate of 268,600,000 shares of the Company’s common stock to Rockwell for the payment of the $125,938 claim amount.

As of February 21, 2017, following the completion of the third of three settlement tranches financed by Rockwell, the Company has issued a majority of the total issued common shares to Rockwell Capital having issued 849,946,920 shares or 86% of outstanding common shares.

Transfer of Property

In August of 2017 the Company transferred the Power-Sanders and Dawson-Conway leases to an operator in good standing with the Railroad Commission of Texas. On December 19, 2017 the Company transferred its rights to the Fortune prospect in conjunction with a judgment granted in favor of P.I.D. Drilling, Inc. During 2018 the Company transferred the Bradford Leases to operators in good standing with the Railroad Commission of Texas in accordance with a judgment granted in favor of Guy McCain and to eliminate plugging liabilities.

Return of Performance Bond

During November 2018, the Company received cash of $50,000 arising from the cancelation of a performance bond that had been posted with the Texas Railroad Commission  [“RRC”]. The bond was posted, as a RRC requirement by CEGX, to allow CEGX to be registered as an operating company. The bond had been held as collateral to assure that CEGX had the resources to provide any necessary remediation to wells that they operated. Because all leases and wells had been transferred in accordance with judgments or to relieve plugging obligations, which was the case with the Bradford Wells on Lease A and B which were the only operating properties held at the end of 2016, the transfers resulted in other operating companies assuming the remediation obligations in conjunction with the properties. When all transfers were complete, the Texas Railroad Commission returned the CEGX performance bond and recorded the future obligation against the transferee of the operating bond.

Series A Preferred Stock

On March 30, 2017, the Company filed, with the Nevada Secretary of State, an Amendment to the Certificate of Designation for the Company’s Series A Preferred Stock (the “Amendment”) pursuant to which (i) the number of shares of authorized Series A Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares, (ii) the capital raise required by the Company prior to the Series A Preferred Stock being automatically converted was increased from $5,000,000 to $10,000,000; (iii) the percentage of common stock of the Company into which the Series A Preferred Stock is convertible was reduced from 15% to 10% and (iv) the time in which the Series A Preferred Stock can be converted was changed from being at any time during the three years after issuance to any time from the date that is six months after issuance until three years after issuance.

On October 31, 2017 10,000,000 shares of Preferred A shares were issued to Timothy Crawford, a former officer of the Corporation. in exchange for the 1,000,000 Preferred A shares that had been issued to Mr. Crawford during November 2015.

Series B Preferred Stock

On March 30, 2017, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate and define the rights and preferences of the Series B Preferred Stock, of which 1,000,000 was designated as Series B. On August 1, 2017 the Company filed an amendment to increase the Series B Preferred Stock authorized to 5,000,000 shares. All terms and conditions remained.

There are 5,000,000 shares of Series B Preferred Stock authorized. No dividends are payable on the shares of Series B Preferred Stock. The Series B Preferred Stock has no right to vote on any matter submitted to the shareholders of the Company for a vote, provided, however, that as long as any shares of Series B Preferred Stock are outstanding, the vote of at least 51% of the then-outstanding shares of the Series B Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or to amend the Certificate of Designation for the Series B Preferred Stock, (b) amend the Articles of Incorporation of the Company (the “Articles”) or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (c) increase the number of authorized shares of Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

All of the shares of Series B Preferred Stock issued and outstanding at any time are convertible from time to time at the option of each holder thereof, at any time from six months after the date of issuance of the applicable shares of Series B Preferred Stock until the three year anniversary thereof, for no consideration to be paid, into shares of Common Stock equal to 15% of the issued and outstanding shares of Common Stock as of the date of conversion, with any debt or equity of the Company that is convertible into shares of Common Stock being included in such calculation on an as-converted basis, with any other any debt or equity of the Corporation which is convertible into a percentage of the Common Stock being deemed converted immediately prior to the conversion of the Series B Preferred Stock, with each share of Series B Preferred Stock being convertible into a pro-rata portion of the total 10% of Common Stock.

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

Series C Preferred Stock

On March 30, 2017, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate and define the rights and preferences of the Series C Preferred Stock.

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

Series D Preferred Stock

On March 30, 2017, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate and define the rights and preferences of the Series D Preferred Stock. In August 2017 the Company filed an amendment to the Series D Preferred Stock. The amended terms are described below.

There are 7,000,000 shares of Series D Preferred Stock authorized. The Series D Preferred Stock has a “Stated Value” of $1.00 per share. Each share of Series D Preferred Stock was initially entitled to receive an annual dividend, payable semi-annually in arrears, in an amount equal to 5% of the Stated Value, prior and in preference to any declaration or payment of any dividend on the Common Stock (the “Series D Dividend”). In September 2018 this policy was modified, and the Company agreed to issue all the Series D investors who invested prior to September 30, 2018 additional Series D Units equal to 33% of your subscribed Units purchased as compensation for the proposed dividend.

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

All of the shares of Series D Preferred Stock issued and outstanding at any time are convertible from time to time at the option of each holder thereof, at any time from six months after the date of issuance of the applicable shares of Series D Preferred Stock until the three year anniversary thereof, for no consideration to be paid, into shares of Common Stock equal to 50% of the issued and outstanding shares of Common Stock as of the date of conversion, with any debt or equity of the Company that is convertible into shares of Common Stock being included in such calculation on an as-converted basis, with any other any debt or equity of the Corporation which is convertible into a percentage of the Common Stock being deemed converted immediately prior to the conversion of the Series D Preferred Stock, with each share of Series D Preferred Stock being convertible into a pro-rata portion of the total 50% of Common Stock.

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

Additionally, for any unit holders that have not converted their units to Series D Preferred shares, at any time that is six months following the earlier of (i) the date that the Company has completed one or more raises of capital following the date of issuance of the applicable shares of Series D Preferred Stock (through the issuance of any equity securities of the Company) which collectively result in total capital raised and received by the Company of at least $10,000,000 and (ii) the date that the Company’s securities have been listed for trading on the New York Stock Exchange or the NASDAQ exchange, the Company has the right to require the holders of the Series D Preferred Stock to elect to either (A) convert their shares of Series D Preferred Stock into shares of Common Stock, or (B) cause the Company to redeem such holder’s shares of Series D Preferred Stock (and if the holder does not make an election then option (A) is deemed to be elected). The redemption price per share is the Stated Value plus any accrued and unpaid Series D Dividends. To date the Preferred Series D Units have not converted into Series D shares.

During 2017 and 2018, the Company sold 4.26 Preferred Series D units to investors and raised a total of $1,04,150. Each unit is comprised of (i) 250,000 shares of Series D Preferred Stock, par value $0.00001 per share; and (ii) 0.8925% of the Net Revenue Interest received by the Company per Unit on certain oil and gas fractional ownership interest along with other oil and gas assets to be acquired with a portion of the proceeds from the Offering.

Material Agreements

On April 18, 2017, the Company and EOI Eagle Operating, Inc. (“Eagle”) executed an agreement to acquire the assets of Eagle. The Company issued 2,000,000 shares of Series B preferred stock and a note for $250,000 to acquire the assets which include two service rigs, leasehold interests in several oil and gas leases in central Texas, miscellaneous oil field equipment and an operating yard and facility located in Graham, Texas.

On May 18, 2018 the Company and Eagle terminated the agreement due to the inability of Cardinal to pay the note payable of $250,000. The Series B preferred stock was not returned.

On July 24, 2017, the Company entered into an agreement with Rig Services Corporation (“Rig”) of Dallas, Texas to acquire five oil and gas leases and the related wells and production facilities located in Archer County, Texas. The Company agreed to issue 2,000,000 shares of Series B preferred stock and a note for $250,000 to acquire the assets.

On May 18, 2018 the Company and Rig terminated the agreement due to the inability of Cardinal to pay the note payable of $250,000. The Series B preferred stock was not returned.

Management Changes and Employment Agreements

Subsequent to December 31, 2016, the Company made several changes in management and director positions. On July 31, 2017, Timothy W. Crawford resigned as the Chief Executive Officer, President and Director and was replaced by Stanley Ford. On January 17, 2017 John Jordan resigned as Chief Financial Officer and Director. On August 1, 2017, Paul Carlisle was appointed as Chief Operating Officer and Director. Mr. Carlisle subsequently resigned on May 18, 2018. On September 22, 2017, Dayton Royce was appointed as a Director. On May 16, 2018, Daniel Hardwick was appointed as Chief Operating Officer, Secretary and Director. On January 17, 2018, Richard Iler was appointed as Chief Operating Officer. Mr. Iler subsequently resigned on July 31, 2018.

In connection with the above changes in management, we entered into employment and or consulting agreements, all of which terminated on the date of resignation, as applicable. Effective August 1, 2017, we entered into a consulting agreement with Stanley Ford to pay him a monthly retainer fee of $8,000 plus an additional $240 per month for maintaining and supplying an office for each month that he serves as the Company’s Chief Executive Officer. Mr. Ford was to receive a one-time signing bonus consisting of 50,000 shares of the Company’s Series B Preferred Stock from the past CEO; however, to date that has not happened. Effective August 1, 2017, we signed an employment agreement with Daniel Hardwick to serve as the Company’s Executive Vice President. The agreement is month to month and pays $2,000 per month. On January 17, 2018, we signed a consulting agreement with Richard Iler to serve as Chief Financial Officer for a monthly retainer of $2,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In May 2017, RBSM, LLP, the certified public accounting firm serving as Cardinal’s auditors resigned and a new certified public accounting firm, Pinaki & Associates was engaged by our Board of Directors to serve as our auditors. The information required by this Item 9 is hereby incorporated by reference to Cardinal’s Current Report on Form 8-K filed with the SEC on May 5, 2017.

Pinaki & Associates, LLC was censured by the Public Accounting Oversight Board that manages the professional requirements to practice public accounting and on October 26, 2017, the firm registration was revoked, an officer of the firm was censured and as a result we were required to find a replacement for the audit of our 2016 financial statements.

On December 1, 2017, the Company approved the engagement of MAC Accounting Group, LLP as the Company’s independent public accountants for its fiscal year ended December 31, 2016 and the fiscal year ending December 31, 2017. During the fiscal years ended December 31, 2016 and 2015 and through the date Company engaged Pinaki, and subsequently MAC Accounting Group, LLP, neither Company, nor anyone acting on its behalf, consulted with the outside accounting firms regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements, and no written report or oral advice was provided to Company that either Pinaki or MAC Accounting Group, LLP concluded was an important factor considered by Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matters that were either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

There were no disagreements with any of our independent registered public accounting firms during the fiscal years ended December 31, 2016 and December 31, 2015.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2016.

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

Under the supervision of management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

-Insufficient number of qualified accounting personnel governing the financial close and reporting process;

-Lack of proper segregation of duties;

-Inefficient control over primary record originals;

-Lack of formal procedures to assure that timely reports are completed;

-Incomplete policy and procedures, including review policies for related parties.

Until we have an adequate number of qualified accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer, who is also our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name and Address	Age	Position(s)

Timothy W. Crawford (1)	60	Chief Executive Officer, President and Director

Stanley R. Ford (1)	75	Chief Executive Officer, President and Director

John R. Jordan (6)	70	Chief Finance Officer, Director

Paul Carlisle (2)(4)	42	Chief Operating Officer, President, Director

R. Dayton Royse, MD (3)	87	Director

Daniel Hardwick (5)	50	Director, Secretary and Chief Operating Officer

Richard Krantz (8)(9)	73	Vice President of Oil & Gas Compliance

Richard Iler (7)(10)	66	Chief Financial Officer

(1) On July 31, 2017, Mr. Crawford resigned as the Chief Executive Officer and a Director of the Company and on the same date the Board of Directors appointed Stanley R. Ford its Chief Executive Officer and a member of the Company’s Board, effective August 1, 2017.

(2) On August 1, 2017 the Board of Directors appointed Paul Carlisle its Chief Operating Officer and a member of the Company’s Board.

(3) On September 22, 2017 the Board of Directors named R. Dayton Royse, MD as a member of the Company’s Board.

(4) On May 18, 2018 Mr. Carlisle resigned as an officer, President and member of the Cardinal’s Board.

(5) On May 18, 2018 Daniel Hardwick was appointed as Chief Operating Officer, Secretary and a member of Company’s Board

(6) On January 17, 2018 John Jordan resigned as Chief Financial Officer and Director

(7) On January 17, 2018 Richard Iler was appointed Chief Financial Officer

(8) On March 31, 2016 the Board of Directors named Richard Krantz as Vice President of Oil & Gas Compliance.

(9) On January 3, 2017 Richard Krantz resigned as Vice President of Oil & Gas Compliance.

(10) On July 31, 2018 Richard Iler resigned as Chief Financial Officer.

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

Background of officers and directors

Timothy W. Crawford

From September 30, 2012 through July 31, 2017 Mr. Crawford was the CEO, member of the board of directors and in January 2013, Mr. Crawford was elected President. Since 2011 Mr. Crawford has been CEO/Director of Cardinal Energy Group, LLC, an Ohio Limited Liability Company engaged in the production of oil and gas which we acquired. Since 2012, Mr. Crawford has been Managing Partner of NorthStar Capital, Columbus, Ohio. NorthStar Capital is a private corporation engaged in business consulting. From 2009 to 2011, Mr. Crawford has been Executive Vice President / Co-Founder of Manx Energy, Inc. a private company located in Overland Park, Kansas. Manx Energy is engaged in the business of oil and gas production. Mr. Crawford was responsible for investor relations, business development, and acquisitions. From 2009 to 2011, Mr. Crawford was a Co-Founder / Director of Continental Energy, LLC, a private company located in Columbus, Ohio. Continental Energy was engaged in the business of oil and gas production. Continental merged with Cardinal Energy Group, LLC. From 2007 to 2009, Mr. Crawford was CEO / Chairman of the Board / Co-Founder of Capital City Energy Group Inc., a public company traded on the OTCBB under the symbol CETG. Capital City Energy Group Inc. was engaged in the business of oil and gas production and an oil and gas fund manager. Mr. Crawford oversaw day to day operations, investor relations, capital raises, and acquisitions. From 2003 to 2007, Mr. Crawford was CEO and Co-Founder of Capital City Partners Inc., a private company located in Columbus, Ohio. Capital City Partners Inc. was engaged in the business of providing regional financial services with a Wealth Management Division / Investment Banking Division / General Insurance Agency. Mr. Crawford oversaw day to day operations and continued to work as a registered representative and investment banker with select institutional clients.

As the Chief Executive Officer of our company, Mr. Crawford brought to our board his considerable experience in the strategic planning and growth of oil and gas companies.

Mr. Crawford resigned as the President, Chief Executive Officer and Director effective July 31, 2017.

Stanley R. Ford

Mr. Ford was named as the Company’s Chief Executive Officer and a member of the Company’s Board effective August 1, 2017.

Mr. Ford, age 73, was a professional engineer registered in the Province of British Columbia for 44 years. He was granted an MBA in Finance from Simon Fraser University in 1983. Mr. Ford previously received a BAp.Sc. in Civil Engineering in 1967 from the University of British Columbia. Mr. Ford has managed professionals in oil and gas exploration and minerals exploration for a period of 18 years.

In prior years, he worked on major civil and structural projects in Canada for the international consulting engineering firm of Delcan. In the early 1970’s Mr. Ford was located in London, England and managed civil and structural projects in Europe and Africa. In the late 1960’s Mr. Ford was stationed in Sydney Australia and was a senior structural design engineer in charge of a large design team.

In July of 2007 Mr. Ford was appointed director of TMM, Inc., a position in which he still serves, and where Mr. Ford was responsible for reviving the company from bankruptcy proceedings in 1998. TTM, Inc. is a company listed on the OTC Markets, and was initially involved in fractal digital compression. He has been responsible for all Corporate filings and raising capital for the company.

Mr. Ford was appointed to the positions of President, Treasurer and Secretary of Otish Resources, Inc. in February 2003 and resigned on March 2006. Otish was acquired by China-Biotics, Inc. a publicly traded company on the OTC BB.

From June 1990 to January 2004, Mr. Ford was President and Chairman of the Board of Directors of Pallaum Minerals, Ltd. In these capacities he managed all aspects of a publicly traded oil, gas and minerals exploration company. The company was traded on the TSX Venture Exchange and filed reports with the Securities and Exchange Commission. He was responsible for preparing business plans and hiring staff and engaging consultants.

Mr. Ford has also served as a Director of Wildcat Minerals Ltd. from September 2000 to December 2003 and as a Director of Olympic Stone Ltd. from November 2001 to October 2002. He is President and Director of International Royalties Corporation, a management firm, from 1984 to the present.

John R. Jordan

Mr. Jordan served as the Company’s Chief Financial Officer from January 2014 until September 2014, when he retired to pursue community service work. On May 27, 2015 the Board of Directors named Mr. Jordan as the Company’s Chief Financial Officer and a member of the Company’s Board effective June 1, 2015. On January 19, 2018, Mr. John Jordan resigned as members of the Board of Directors. Mr. Jordan has decided to retire from corporate duties after 48 years in the oil and gas business and devote his time to his extensive family and to his volunteer work with US veterans. There was no known disagreement with Mr. Jordan on any matter relating to our operations, policies or practices.

Mr. Jordan served in various positions with Unocal Corporation and its successor, Chevron Corporation, from 1970 to 2006, including assignments as a Manager of Accounting for Domestic (U.S.) and International Oil & Gas divisions and as the Division Comptroller for Geothermal & Power Generation Operations.

Mr. Jordan performed management and transitional accounting for Unocal’s corporate headquarters, from the date of acquisition by Chevron through the final integration with Chevron’s accounting and internal controls systems. He provided the governance over the reporting and valuation of proved oil and gas reserves for the former Unocal properties in keeping with SEC rules and best practices of both firms. During the pre- and post-acquisition of Unocal he managed the preparation of SEC filings and registration statements: and jointly with company law and investor relations departments, reviewed and issued Annual and Quarterly reports, press releases, and other disclosures to the public.

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

Mr. Jordan resigned as our Chief Financial Officer effective March 17, 2017 and resigned as a Director of the Company January 17, 2018.

Paul Carlisle

Mr. Carlisle was named as the Company’s Chief Operating Officer and a member of the Company’s Board effective August 1, 2017. Mr. Carlisle, age 42, holds a 2000 BBA from the University of North Texas in Decision Sciences with a focus on Statistical Analysis in Data Mining and Data Warehousing. Mr. Carlisle resigned as the Chief Operating Officer and a member of the Board of Directors

In early 2008, Mr. Carlisle founded Carlisle USA Energy Company (“Carlisle Energy”). The purpose was to seek out working interests in existing and new drilling ventures with some of the largest operators in the oil and gas industry and to allow his partners an opportunity to participate in the projects. Carlisle Energy secured working interests in oil and gas leases and drilling programs operated by Apache Corporation, XTO Energy, BP America and others. Drawing on almost 10 years of experience helping grow several startup oil and gas companies in Texas, Mr. Carlisle wanted to put his skills to work for the public.

In 2012, Mr. Carlisle opened EOI Eagle Operating to capitalize on the demand for oil and gas drilling and development services in the north-central area of Texas. EOI owned and operated its own drilling and work-over rigs which allowed it to complete entire projects from prospecting and obtaining leases through the planning, drilling and completion phases to day to day operations on a turn key basis. Cardinal Energy completed the acquisition of the operating assets of EOI earlier in 2017.

Mr. Carlisle brings nearly 10 years of experience in growing start-up oil and gas companies. His operational experience includes the planning and execution of work-over and drilling programs, the acquisition of prospective acreage, the operation of service rigs and the maintenance of cost controls through the effective use of AFE programs.

Mr. Carlisle resigned as a Director of the Company on May 18, 2018.

R. Dayton Royse, M.D.

On September 22, 2017 the Board of Directors named R. Dayton Royse, M.D. as a Director of the Company. Dr. Royse interned at St. Anthony Hospital in Oklahoma City from 1958 to 1959 and thereafter practiced general medicine in Weatherford, OK from 1959 to 1966. He was in anesthesia residency at the V.A. Hospital in Oklahoma City from 1961 to 1967, in the anesthesia practice from 1960 to 1976, and in the ophthalmologic anesthesia practice from 1976 to the present.

Richard Iler

On January 19, 2017 the Board of Directors named Richard Iler as Chief Financial Officer of the Company. J. Richard (Rick) Iler has been a financial and accounting professional experienced in both public and privately held early stage companies for over 30 years, serving as a Chief Financial Officer of various technology companies. He has extensive capital markets, corporate finance and venture capital experience. Throughout his career, he has experience in merger and acquisitions, structuring, sourcing or closing of nearly $400mm in debt and nearly $200 mm in equity financings in various structures.

He founded Iler and Associates Investment Banking raising funding for several drilling programs. He has served as a board member and corporate secretary responsible for, corporate governance, shareholder communications and investor relations. His previous experience includes institutional corporate bond sales at major bulge bracket firms and fixed income portfolio manager, Treasurer and Chairman of Asset/Liability Committee for a regional Texas savings bank.

On July 31, 2018 Richard Iler resigned as the Chief Financial Officer.

Daniel Hardwick

On May 18, 2018 the Board of Directors appointed Daniel Hardwick as a member of the Company’s Board of Directors and Chief Operating Officer (COO). Mr. Hardwick received a Bachelor of Science in Government and minor in Economics from Liberty University in 1990 with honors. Mr. Hardwick’s experience includes ownership in small business where he managed all phases of a business startup and execution. He has management experience in Human Resources, Budgeting, Contracting and Purchasing. He founded NCO Good Neighbor, an insurance and energy sales company in 2011 which still is in operation.

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

Audit Committee and Charter

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as Exhibit 99.1 to our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2010.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, there were two individuals, John Jordan and Daniel West, who did not file Forms 3 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2016; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Timothy W. Crawford, Chief Executive Officer	2016	300,000	-	-	-	-	-	-	300,000
	2015	250,000	-	100,000	-	-	-	-	350,000

John C. May, Senior Vice President and Secretary	2016	-	-	-	-	-	-	-	-
	2015	150,000	-	-	-	-	-	-	150,000

John Jordan Chief Financial Officer Director	2016	24,000	-	-	-	-	-	-	24,000
	2015	24,000	-	-	-	-	-	-	24,000

Employment Agreements with Executive Officers

Timothy W. Crawford. We had an oral employment agreement with Mr. Crawford whereby we agreed to pay Mr. Crawford an annual salary of $250,000 in calendar 2014, $300,000 in 2015 and in 2016 an amount determined by our board of directors which amount will not be less than the amounts payable in 2015. In November of 2015, Mr. Crawford was issued 1 million shares of Preferred A stock as deferred compensation valued at $100,000. In addition, we agreed to issue Mr. Crawford effective April 1, 2014 a warrant which entitles him to purchase 1,000,000 shares of our common stock at a price equal to the volume weighted average price (VWAP) of our common stock for the three months ending March 31, 2014. The warrants were subsequently cancelled prior to the end of 2014, leaving none outstanding at December 31, 2014. Effective each April 1 as long as Mr. Crawford is employed by the Company, we may issue Mr. Crawford such warrants as determined by our Board of Directors. In addition, Mr. Crawford shall be entitled to participate in any bonus program or benefit plans established by our Board of Directors, a car allowance of up to $800 per month and up to three weeks paid vacation per year. In the event we terminate Mr. Crawford’s employment without cause at any time prior to December 31, 2016, we are obligated to pay him his salary and benefits through such time. Mr. Crawford waived a portion of his compensation in 2015. Mr. Crawford resigned July 31, 2017.

Stanley R. Ford. We have entered into a consulting agreement wherein we have agreed to pay Mr. Ford, effective August 1, 2017, a monthly retainer fee of $8,000 plus a $240 monthly fee for maintaining and supplying an office for each month that he serves as the Company’s Chief Executive Officer. Mr. Ford was to receive a one-time signing bonus consisting of 50,000 shares of the Company’s Series B Preferred Stock from the past CEO to date that has not happened. In addition, Mr. Ford will be entitled to participate in any bonus programs established by our Board of Directors.

John R. Jordan. We had entered into a consulting agreement wherein we agreed to pay Mr. Jordan $2,000 per month, to be adjusted monthly or quarterly through mutual agreement. Prior to Mr. Jordan’s resignation on January 17 of 2018, he was eligible to receive cash and/or stock bonuses upon the completion of the successful re-organization and re-capitalization of the Company. No stock bonuses were offered during his engagement with the Company. The Company has accrued $40,000 of salary payable to Mr. Jordan. The accrual comports with the amount billed and accrued in the Accounts Payable for Mr. Jordan. Mr. Jordan resigned on January 17, 2018.

John C May. We had an oral employment agreement with Mr. May whereby we agree to pay Mr. May an annual salary of $150,000. In addition, Mr. May was entitled to participate in any bonus program programs or benefit plans established by our Board of Directors, was given an office allowance of $400 per month and up to four weeks of paid vacation per year. Mr. May resigned on February 3, 2016.

Paul Carlisle. We had entered into a written employment agreement with Mr. Carlisle which provides for a base salary of $200,000 annually effective August 1, 2017. In addition, Mr. Carlisle was entitled to participate in any bonus programs or benefit plans established by our Board of Directors if he is an active employee when the benefit is paid or accrued during his tenure. Please refer to our Current Report on Form 8-K filed with the SEC on August 7, 2017 and which is hereby incorporated by reference for additional details. Mr. Carlisle resigned on May 18, 2018 as Director and COO.

Daniel Hardwick. On October 16, 2017, we signed an employment agreement with Mr. Hardwick to serve as our Executive Vice President. The agreement is month to month and pays $2,000 per month. On May 18, 2018, our Board of Directors appointed Mr. Dan Hardwick as a member of our Board of Directors. Daniel was promoted as COO on May 18, 2018. To date Mr. Hardwick’s compensation has not changed.

Richard Iler. On January 17, 2018, we signed a consulting agreement with Mr. Iler to serve as Chief Financial Officer a monthly retainer of $2,500. Richard Iler resigned as the Chief Financial Officer on July 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

None. The Company does not have any stock option or similar equity-based award plans as of December 31, 2016.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Director Compensation

Effective January 1, 2014 our Board of Directors approved compensation for our Board of Directors, including directors who are employees of the Company, in the amount of $750 per meeting attended. This compensation is payable in shares of our Common Stock. The number of shares is determined by the closing bid price of our common stock on the day of the meeting. The issuance of these shares is treated as director stock-based compensation and commenced in the first quarter of 2014. At the October 6, 2015 regular meeting of the Board of Directors the Board unanimously voted to suspend pay to Directors to attend Board Meetings.

There is no stock option, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following disclosures set forth certain information, as of December 31, 2016 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is in care of Cardinal Energy Group, Inc.14902 Preston Rd #404-505 Dallas, TX 75254. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership(2)

Timothy W. Crawford	Principal Executive Officer and Director	9,395,606	2.35%

John Jordan	Chief Financial Officer and Director	50,000	*

All officers and directors as a group (2 individuals)		9,445,606	2.36%

* less than 1.0%.

(1)	The address for each officer/director is our address at 14902 Preston Rd #404-505 Dallas, TX 75254
(2)	Percentage based on 399,929,557 shares of common stock outstanding as of December 31, 2016.
(3)	8,004 shares are owned directly by Mr. Crawford and 9,387,602 shares are owned by Continental Capital Partners, Inc., a company in which Mr. Crawford is an owner and controls and has voting and dispositive control over our common stock. In addition to the common stock cited above, Mr. Crawford holds 10,000,000 shares of Class A preferred stock constituting 100% of the issued and outstanding shares of the Company’s preferred stock. Each share of the Class A preferred stock entitles the holder thereof to 110 votes per share. Holders of shares of common stock and holders of shares of the Class A preferred stock vote together as a single class on all matters submitted to a vote of our stockholders.

Equity Compensation Plans

We have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Management

On occasion, members of Company management will advance funds or make payments on behalf of the Company, to be reimbursed as funds become available. During the year ended December 31, 2016 the Company’s CEO at the time, Timothy Crawford, whom resigned in July 2017, advanced funds to the Company of $4,400 and the Company made repayments on those advances of $3,400. As of December 31, 2016, the Company owed Mr. Crawford $1,000 for unreimbursed advances. During the year ended December 31, 2016 the Company recorded $300,000 of salary expense for Mr. Crawford, paid him $119,800 for accrued salary amounts, and owed him $305,200 for accrued payroll as of December 31, 2016. Both unreimbursed expenses and the accrued payroll are included in the Accounts Payable and Accrued Expenses in the Company’s financial statements as of December 31, 2016.

Bradford Joint Venture

On June 1, 2014, the Company, through its wholly owned subsidiary, COMPANY of Texas, LLC entered into a Contract Operating Agreement with Bradford JV.

Effective December 2014 the Company obtained 20 participation interests (out of 100 total interests) in the Bradford JV and in June 2015 the Company sold its 20 participation interests to Keystone Energy, LLC in exchange for $250,000 and a 5% equity interest in Keystone. In June 2016 the Company paid $100, returned the 5% interest in Keystone and reacquired the 20 participation interests from Keystone Energy, LLC. In the third quarter of 2016 the Company exchanged a $123,924 receivable balance for the final 27 unsold Bradford JV participation interests. As such, as of December 31, 2014, 2015, and 2016, the Company held 20, 0, and 47 participation interest of the total 100 participation interests in the Bradford JV.

The Company has determined that the Contract Operating Agreement and the Company’s participation in the joint venture created a related party relationship. Accordingly, during the year ended December 31, 2016 and 2015 the Company reported related party revenue from contract development operations of $0 and $621,508, respectively, and reported related party operating income from escrowed property of $0 and $250,000, respectively. Accounts receivable – related party from the Bradford JV was $0 and $180,712 at December 31, 2016, and 2015, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by the Company’s auditors for the fiscal years ended December 31, 2016 and 2015, respectively.

	2016	2015

Audit Fees	$58,000	$36,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$58,000	$36,800

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	10/17/12	2.1
3.1	Articles of Incorporation.	S-1	3/12/09	3.1
3.1(a)	Certificate of Designation for Series A Preferred Stock	8-K	11/24/15	3.1(a)
3.2	Bylaws.	S-1	3/12/09	3.2
3.3	Articles of Incorporation of Continental Energy Partners, LLC.	8-K	10/04/12	3.3
3.4	Amended Articles of Incorporation of Cardinal Energy Group, LLC.	8-K	10/04/12	3.4
3.5	Amendment to Articles of Incorporation of Koko, Ltd.	10-Q	5/15/2013	3.1(b)
3.5	Operating Agreement of Cardinal Energy Group, LLC.	8-K	10/04/12	3.5
4.1	Form of Common Stock Purchase Warrant	8-K	3/7/14	4.1
4.2	Form of Convertible Promissory Note	8-K	3/7/14	4.2
4.3	Form of Subscription Agreement	8-K	3/7/14	4.3
4.4	Form of Class A Redeemable Warrant	10-Q	5/15/2013	4.1
4.5	Form of Class B Redeemable Warrant	10-Q	5/15/2013	4.2
10.1	Share Exchange Agreement.	8-K	10/04/12	10.4
10.2	Commercial Lease Agreement - Triangle Commercial Properties, LLC.	10-K	3/28/13	10.1
10.4	Form of 8% Convertible Debenture	10-Q	5/15/13	10.4
10.5	Consulting Agreement with Atlanta Capital Partners, LLC dated May 31, 2013	10-Q	6/10/13	10.8
10.6	Working Interest Purchase Agreement with HLA Interests, LLC dated July 3, 2013	8-K	5/1/14	10.1
10.7	Form of Secured Promissory Note	8-K	7/9/13	10.2
10.8	Form of Security Agreement	8-K	7/9/13	10.3
10.9	Working Interest Purchase and Sale Agreement dated April 22, 2014 between California Hydrocarbons Corporation and Cardinal Energy Group, Inc.	8-K	7/9/13	10.1
10.10	Contract Operating Agreement between COMPANY of Texas, LLC and Bradford Joint Venture Partnership dated June 1, 2014.	10-Q	11/14/14	10.2
10.11	Participation Interest Purchase Agreement dated June 5, 2015 by and among Keystone Energy, LLC and COMPANY of Texas, LLC.	8-K	6/23/15	10.1
10.12	Joint Settlement Agreement and Release of All Claims by and among Concho Oilfield Services, LLC, Hudson Petroleum Ltd. Co., Cardinal Energy Group, Inc. and COMPANY of Texas, LLC, effective March 10, 2015.	8-K	7/1/15	10.1
14.1	Code of Ethics.	10-K	4/1/10	14.1
21.1	Subsidiaries of the Registrant				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	4/1/10	99.1
99.2	Disclosure Committee Charter.	10-K	4/1/10	99.2
101.INS	XBRL Instance Document.				X**
101.SCH	XBRL Taxonomy Extension - Schema.				X**
101.CAL	XBRL Taxonomy Extension - Calculations.				X**
101.DEF	XBRL Taxonomy Extension - Definitions.				X**
101.LAB	XBRL Taxonomy Extension - Labels.				X**
101.PRE	XBRL Taxonomy Extension - Presentation.				X**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of June 2019.

CARDINAL ENERGY GROUP, INC.

BY:	/s/ STANLEY R. FORD
Stanley R. Ford
President, Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STANLEY R. FORD	President, Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer and Director	June 24, 2019
Stanley R. Ford

